Form 10-K
period 2005-12-31
Digital Music Group, Inc.
filed 2006-03-31
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51761

Digital Music Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3365526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 River Park Drive, Suite 210

Sacramento, CA 95815

(Address of principal executive offices, including ZIP Code)

(916) 239-6010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act:    Yes  ☐    No  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005: not applicable because trading of the registrant’s Common Stock on the Nasdaq National Market did not commence until February 2, 2006.

As of March 27, 2006, the registrant had 8,614,941 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2005.

DIGITAL MUSIC GROUP, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “likely”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements relating to: our financial condition; results of operations;, download activity; business strategy; future operating performance; industry growth trends; contracts with online music stores; management focus and objectives; business prospects; the purchase and license of music recordings by us; the processing of music recordings by us; the delivery of music recordings to the online music stores; the access we provide to content owners to online music stores; the access to new music recordings we provide to consumers at online music stores; the new outlets we seek for our digital rights; the expansion of our equipment, software and other infrastructure; the compilations we create; the digital rights acquisition terms we seek from content owners; the possible acquisition of companies by us; the potential use of our equity in acquisitions; the amount of due diligence we perform in connection with acquisitions; the decrease as a percentage that we expect in our short-term distribution revenue; and that our cash and office facilities will be appropriate for our next twelve months of operations. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Overview

We were incorporated in Delaware in April 2005 as Online Music Corp. and changed our name to Digital Music Group, Inc. in September 2005. On February 7, 2006, concurrent with the closing of our initial public offering, we acquired Digital Musicworks International, Inc., a California corporation, and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company, doing business as Psychobaby. Unless otherwise specified, the discussions in this Annual Report on Form 10-K prior to February 7, 2006 assumes the completion of such acquisitions.

We provide digital music recordings to online music stores for purchase by consumers. We have contractual rights to sell over 200,000 music recordings in digital format, approximately one-half of which were acquired in September 2005. We purchase, license or distribute music recordings in digital format under contracts with record labels, artists and other content owners. We process these recordings through our digital music processing system for delivery to leading and selected specialty online music stores through which our recordings become available for purchase via downloading. As of December 31, 2005, we had approximately 36,000 music recordings available for sale at online music stores, such as Apple iTunes Music Store, RealNetworks, Napster, Wal-Mart Music, MSN Music and Yahoo! Music. This number had increased to approximately 65,000 recordings as of March 20, 2006, and we are working to obtain delivery, process the remaining music recordings and make them available for sale as quickly as possible.

The recorded music industry has seen increasing demand for the purchase of digital music through online music stores and wireless channels, such as mobile phones. Online music stores offer the ability to make large numbers of recordings available to consumers for purchase at any time. Sophisticated online search tools permit consumers of music and other sound recordings to identify and purchase many previously inaccessible recordings. However, only a fraction of known music recordings are currently available for purchase in digital format. We believe that many owners of music recordings have yet to make their recordings available in digital format because of the time, effort and cost involved. In addition, we believe many online music stores are reluctant to enter into relationships with holders of small numbers of music recordings because of the administrative costs involved.

Through online music stores, we provide consumers with access to music recordings, many of which are not readily accessible in traditional music retailers or otherwise available in digital format. In addition, we provide a means for music and other sound recording content owners to make their content available to consumers at online music stores with minimal effort on their behalf. Further, we reduce the burden for online music stores of managing individual relationships with numerous smaller content owners.

We receive revenue from the online music stores based on the number of times our music recordings are downloaded or listened to by consumers. For recordings for which we are the owner of the digital rights, we pay a royalty from our revenue to the artist and the publisher of the music recording. For each licensed or distributed music recording, we pay a negotiated portion of the revenue to the content owner and, if applicable under our contract with the content owner, we may also pay the royalty owed to the artist and/or the publisher of the music recording.

Our rights generally allow us to electronically distribute, market, promote and sell our music recordings, including by digital download and by digital audio transmission formats such as streaming media and downloads to mobile phones. The Internet and mobile technology now make it economically feasible for online music stores to make virtually an unlimited number of music recordings available to consumers for purchase at any time.

Our strategy is to rapidly acquire by purchase or license the digital rights to as many recordings as possible. We actively seek out the owners of music and other sound recordings for purposes of acquiring their digital rights. Our focus is on acquiring rights to music recordings from various genres and time periods but primarily back catalogue, out-of-print recordings, past hits, world music, classical music performances, previously unreleased music recordings, live performances, and other music that may no longer be readily available from traditional music retailers, as well as recent recordings by independent label artists. Other recordings we may acquire include music and audio or audio/video from live performances not previously commercially available, radio and television productions, and other sources as they are identified by us. We believe that market demand exists for such recordings.

Recent Developments

Concurrently with the closing of our initial public offering on February 7, 2006, we completed the acquisition of Digital Musicworks International, Inc., a California corporation, and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company, doing business as Psychobaby. We acquired Digital Musicworks International, Inc. by way of merger and purchased certain assets of Rio Bravo Entertainment LLC consisting solely of agreements for digital distribution rights to music recordings and agreements with online music stores. We issued an aggregate of 2,275,000 shares of common stock to the shareholders of Digital Musicworks International, Inc. and to Rio Bravo Entertainment, LLC in connection with the acquisitions. The acquisitions were accounted for using the purchase method of accounting, with Digital Musicworks International, Inc. designated as the acquiror for accounting purposes.

Market Overview

The Emerging Digital Music Market

We believe the recorded music industry is undergoing significant change, with the primary means of distribution transitioning from physical formats like compact disc to digital formats accessed over the Internet and wireless and cable networks. We believe this change is occurring as a result of the popularity and proliferation of personal computers and portable digital music players like the Apple iPod and consumer acceptance and the music industry’s endorsement of legitimate digital music sales.

Since Apple’s introduction of the iPod in 2001, approximately 42 million iPods have been sold through December 2005, with approximately one-half of those sales occurring in the last six months of 2005. Worldwide shipments of portable digital music players are projected to grow from 26.4 million units shipped in 2004 to 124 million units in 2009, according to a recent market research report.

The legitimate digital music industry emerged in 2003 with the introduction of Apple iTunes and other online music stores. iTunes is the dominant online retailer with over 75% market share, although an increasing number of additional online music stores are opening or in the planning stages. We believe the digital music market is growing very rapidly as evident by its increase from 1% of the $32 billion worldwide recorded music market in 2004 to 6% of the market in 2005. The emergence of digital music has created additional opportunities for content owners in addition to the purchase of digital music and other sound recordings, such as ringtones and mastertones for mobile phones, and digital video downloads and other audio and video transmissions, such as music videos and television programs, through iPods and other digital music players and mobile phones.

Consumer Demand and Access to Digital Music

Consumers now purchase music in two principal formats, including physical formats such as compact disc from traditional music and e-commerce retailers and digital formats through pay-per-download or subscription services from online music stores.

Purchase of music in digital format offers many advantages to consumers over compact disc. Online music stores offer a larger music selection than traditional music retailers and also:

•	offer the ability to sample all of their digital music selections before purchase;

•	are accessible 24-hours every day;

•	offer the ability to purchase music as a single instead of an entire album; and

•	enable the purchase of music in an easily portable format that is not subject to degradation from use and handling.

When a consumer purchases digital music, they download a music recording from an online music store and are then able to listen to the music recording on their computer, transfer the music recording to a portable digital music player or transfer a copy of the music recording to compact disc for listening on compact disc players. Currently a digital music download from iTunes costs $0.99. Other online music stores, such as Wal-Mart Music and MSN Music, offer their music recordings for prices that currently range from $0.88 to $0.99.

Certain online music stores, such as Napster, Yahoo! Music and RealNetworks, also offer their music recordings on a subscription basis that allows consumers access to all of that store’s recordings for prices that typically range from $4.99 to $9.99 per month. Following the termination of their subscription, consumers are not able to play these music recordings.

Consumers can also purchase music through their mobile phone by downloading a music recording or ringtone to their mobile phone from their service provider or an online provider of mobile ringtones, mastertones and similar products. These mobile offerings allow consumers to purchase and playback entire music recordings and music videos for a typical purchase price per recording ranging from $1.99 to $2.99.

A significant number of music recordings are not currently available for purchase in digital format. Gracenote, the leading industry music database, lists approximately 59 million music recordings in its database.

However, as of September 2005, only approximately two million music recordings were currently available at iTunes. We believe that many of the music recordings not currently available are held by a disparate, fragmented group of content owners. Our experience is that these owners possess digital rights to libraries ranging from 100 recordings to tens of thousands of recordings.

Accessing the Digital Music Market by Content Owners

The digital music market represents a new opportunity for record labels, artists and other owners of music recordings, but also presents significant challenges.

To access this market, the content owner may be required to enter into separate agreements with each online music store they wish to sell their music recordings through. The leading online music stores have taken steps to limit the number of content owners with which they have direct relationships by, in certain cases, increasing the minimum number of music recordings required to establish a relationship. Our experience is that this threshold at the leading online music stores for holders of back catalogue, out-of-print recordings, past hits and independent label recordings is approximately 1,000 music recordings.

If a content owner is able to enter into an agreement with an online music store, they must then compile their music recordings’ descriptive information, including for example: music recording title, album title, artist name, year of original release, copyright information, songwriter information, publisher information and other related information required by the online music store. They also must submit their music recordings grouped into albums, and artwork in a digital file must be transmitted to the online music store for each album. In addition, the master music recordings may exist in physical formats based on old technologies, such as audio tape and vinyl records, that must be converted to compact disc or a computer file for processing.

Once their music recordings are available for purchase in digital format, each online music store delivers unique sales reports to the content rights owners that provide revenue and music recording usage data. Based on such reports, the rights owners of the music recordings must make royalty payments for publishing and other rights with respect to each digital music recording sold.

Depending on the available resources of the content owner, these processing and royalty payment steps may be technologically challenging, inconvenient and time consuming. As a result, many owners of music recordings have not yet undertaken the digitization and processing efforts necessary to offer their music recordings at online music stores.

Competitive Strengths

We increase the selection of music recordings available for purchase by consumers, we provide a means for content owners to access the digital music market with minimal effort on their behalf and we increase the number of music recordings for sale by the online music stores.

We address the needs of these market participants in the following manner:

•	Consumers. We increase the breadth of music and other sound recordings available to consumers for purchase by making available vintage content, music recordings that are out-of-print and music and other sound recordings that are no longer available or were never previously available in traditional music retailers or at e-commerce retailers.

•

Content Owners. We offer a convenient means by which record labels, artists and other owners of music recordings can access the digital music market. Content owners typically deliver to us the physical media containing their music recordings to convert into the unique digital formats required by the various online music stores. Historically, we have received most music recordings on compact disc. We can also assist content owners with any delivery and physical format conversion efforts by taking portable equipment we possess to the content owner’s location for processing on-site by us. We also receive the periodic reports from the online music stores on behalf of the content owners that contain sales information for each of their recordings. Based on these reports, we prepare and provide summary reports to the content owners and pay the required royalties and revenue sharing payments.

•	Online Music Stores. We act as a volume supplier that aggregates digital music recordings from numerous content owners for the online music stores. We remove the need for online music stores to enter into and maintain relationships with the many independent labels and other music owners from whom we have acquired digital music rights. We also increase the number and diversity of music recordings available for sale by the online music stores.

Growth Strategy

We seek to acquire perpetual or long-term license of digital rights to as many music and other sound recordings as possible, on terms that we deem commercially reasonable. Once acquired, we seek to make these recordings available to consumers by placing them on leading and selected specialty online music stores.

We attempt to meet these objectives by pursuing the following strategies:

•	Expand our library of digital music and other sound recordings. We actively seek to identify the owners of music and other sound recordings and attempt to acquire the exclusive digital rights to such recordings. We focus on acquisition by purchase or long-term license of the digital rights to music recordings from owners of large numbers of recordings. We also allow owners of fewer recordings, including independent record labels seeking exposure for the music of current artists and artists themselves, to provide us with their music recordings for distribution in a cost-effective manner through our web-based self-service application called the Digital OnRamp. We use our network of contacts in the music industry to identify and locate owners of content.

•	Increase sales channels. We generate revenue from our digital music rights by entering into agreements with online music stores that sell our music recordings to consumers. We currently have contractual relationships with leading online music stores, including those offering digital downloads on a pay-per-download basis and digital music subscription services. We intend to pursue other outlets for our digital rights as they become commercially viable.

•	Repackaging our digital music content. We create theme-based compilations and other combinations of our digital music recordings for sale at the online music stores to increase the number of digital downloads of certain of our music recordings. Our experience has been that such efforts have provided a competitive advantage when negotiating agreements with content owners and have increased the placement of our content on certain of the online music stores.

•	Develop and expand our technologies. We seek to purchase additional equipment and software and continue to expand and develop our own technologies for use in our business to more efficiently process and more effectively market our music recordings and produce more informative summary reports.

Content Acquisition

We acquire digital rights to music recordings as follows:

•	Purchase of digital rights. In exchange for the purchase of digital rights, we generally pay a fixed sum of money or we can use a combination of our common stock and cash as the purchase consideration. This amount is generally larger than would be bargained for when we acquire such rights through a long-term license. However, we retain all revenue received with respect to purchased digital rights, after payment of any required artist and statutory publishing royalties. The acquisition costs are amortized on a straight-line basis over the shorter of the term of the related agreement or seven years.

•	Long-term license. We obtain long-term licenses to digital rights. Our licenses currently have terms of seven to ten years, typically with renewal options. After the term of the license, all rights revert to the licensor. In exchange for long-term licenses, we generally pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After recoupment of our initial fixed payment, we generally continue to pay revenue sharing fees to the content owner in accordance with the terms of our agreements with content owners.

•	Short-term distribution rights. We obtain short-term digital rights through distribution agreements with content owners. After the term of the agreement, we do not retain any continuing rights unless the agreement is renewed. Distribution agreements generally do not require us to make upfront or fixed payments. Instead, upon receipt of revenue from sales by the online music stores, we pay all revenue to the content owner other than a distribution fee which we retain in accordance with the distribution agreement with the content owner. We retain a smaller portion of the revenue received from online music stores under distribution agreements than under long-term license agreements or with respect to rights we have purchased. We seek to enter into distribution agreements with a two-year term.

•	Acquisition. We may in the future acquire companies that own master music recordings, which would give us all rights to such recordings, including digital formats, physical formats and licensing for compact disc compilations, motion pictures, television programs and commercials. Such transactions are likely to be more costly and time-consuming than the other methods by which we acquire digital rights to music recordings. We may use our common stock in addition to cash for the consideration for any such future acquisitions.

For the year ended December 31, 2005, we have generated 22% of our revenue from music recordings for which we purchased the digital rights, 42% of our revenue from music recordings to which we have long-term licenses, and 36% of our revenue from music recordings for which we have short-term distribution rights. We expect these percentages to change in the future and for our revenue under short-term distribution agreements to become a smaller part of our total revenue, because we have the digital rights to a substantial number of additional music recordings that have not yet been made available for sale at online music stores as of December 31, 2005, which have been purchased or acquired under long-term licenses.

Our Content

Through December 31, 2005, we have entered into five agreements for the perpetual and long-term digital license rights to approximately 35,000 and 158,000 music recordings, respectively, and more than 90 agreements for short-term distribution rights to over 7,000 music recordings. As of December 31, 2005, approximately 36,000 of our music recordings had been made available by us to leading and selected specialty online music stores for purchase by consumers. This number of recordings made available to online music stores has increased to approximately 65,000 as of March 20, 2006. Our remaining music recordings as of that date were either not yet received by us from the content owners or not yet processed by us for delivery to online music stores.

The music rights that we acquire are contractual and based upon the rights granted to us by the content owner who may not be the original rights owner. Our agreements with the content owners require that they assure us that they have proper title and ownership to the digital rights acquired by us. We perform what we believe to be a reasonable amount of diligence on the ownership of music recordings by the record labels and catalog owners from whom we acquire digital rights. We also rely on representations and warranties and indemnities provided to us by the owners as to ownership. Given the contractual nature of our rights and our acquisition of older music recordings, there are no assurances that we may not receive a claim from a third party challenging our rights and be required to incur expense to defend those rights and be liable for any damages.

Our music recordings are from various genres and time periods and primarily include back catalogue, out-of-print recordings, past hits, world music, classical music performances, previously unreleased music recordings, live performances, and other music that may no longer be readily available from traditional music retailers, as well as recent recordings by independent label artists. Other recordings we may acquire include music and audio or audio/video from live performances not previously commercially available, radio and television productions, and other sources as they are identified by us.

Our music recordings are available at leading online music stores, including Apple iTunes Music Store, Real Networks, Napster, Wal-Mart Music, Yahoo! Music, MSN Music and other online music stores. These online music stores collectively offer music recordings in over 20 countries. Our music recordings are currently offered in some, but not all, of these countries. For the year ended December 31, 2005, 88% of our revenue was generated in the United States with the remaining 12% coming from online music stores serving customers in Europe, Japan and Canada.

There is no assurance as to the timing when the additional music recordings under contract can be made available for purchase at the online music stores or that they will be as popular with consumers and generate revenue at the same rate as those currently available for purchase.

Content Processing and Operations

Upon entering into a digital rights acquisition agreement with the content owner, the following principal steps are involved to make our music recordings available for purchase at an online music store:

•	We must receive the content. The content owner is required to deliver their music recordings to us, along with descriptive data with respect to each music track, such as music recording title, album title, artist name, copyright information, songwriter information, publisher information, territorial rights and other related information. Our perpetual and long-term license rights agreements generally provide for delivery of music recordings in physical format in specific batches over time. Our goal is to add internal resources and offer to assist these content owners in delivering their music recordings and all the necessary descriptive data to us. Content owners who enter into short-term distribution agreements with us can provide their music recordings to us through our convenient online service called Digital OnRamp.

•	The music recordings must be processed by us and delivered to the online music stores. Following receipt of the music recordings in physical format, we convert them into the specific digital formats required by the various online stores. We then compile the required music recording descriptive information as specifically required by each online music store. iTunes and most other online music stores require that music tracks be batched together into an album format with artwork for each album. If the music recordings are already grouped into previously-issued albums when we receive them, we retain this album concept and utilize album cover artwork provided by the content owner. However, if the individual tracks are not grouped into an album, such as previously unreleased studio music recordings or a live concert recording, we bundle the various tracks into albums and develop artwork for the newly created album. Once complete, we deliver these music recordings in digital format, together with their associated descriptive information and album artwork, to the online music stores to be made available for purchase in the specific territories where we have acquired the digital rights.

•	The online music stores then make these available for purchase by consumers. Upon receipt, the online music stores review our music recordings, descriptive information and artwork to ensure that they are in the proper format for their store. Once approved, the recordings are then made available online for purchase by consumers.

Agreements with Online Music Stores and Content Owners

Pursuant to the terms of our agreements with the online music stores, we receive periodic sales and download activity reports, generally on a monthly basis within 30 days following the end of the month. We receive payment at approximately the same time as we receive these reports.

The amount paid to us per download is negotiated in advance at the time we enter into an agreement with an online music store. For the year ended December 31, 2005, approximately 87% of our total revenue was generated through Apple iTunes, the largest online music store. Our agreements with Apple have terms of three years ending in April 2007. Under these agreements, Apple is required to pay us an agreed upon wholesale price for each recording sold on iTunes, which is currently $0.70 for each individual music recording downloaded and $7.00 for each album download. Although we negotiate with each store separately, our experience is that, of the retail price charged to consumers (currently $0.99 per individual download and $9.99 per album download at iTunes), the percentage paid to the rights holders per download does not vary significantly across online music stores. For subscription-based online music stores, such as Napster and RealNetworks, in addition to receiving an agreed upon wholesale price for each paid download sold by the store, we also receive a percentage of the subscription revenue realized by the online music stores based on the number of times our music recordings are listened to or downloaded by subscribers as compared to the total for all music recordings listened to or downloaded during the relevant time period.

We are responsible under our agreements with content owners for certain payments based on the periodic sales reports received from the online music stores. Based on the specific agreement with the content owner, these can consist of royalties to artists and/or publishers (which includes songwriters) and revenue sharing payments to the content owner. When we acquire digital rights, we have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience in acquiring digital rights on a perpetual basis is that the content owner will typically require us to assume and pay these royalty obligations to artists and publishers. The artist royalty obligations in these situations have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties are a statutory rate in the United States, which was $0.085 per music recording sold during 2005, increased to $0.091 in January 2006. Our experience in acquiring digital rights under a long-term license agreement is that the content owner typically requires us to assume and pay the royalties to publishers, whereas the content owner typically retains the artist royalty obligation.

Our long-term license and short-term distribution agreements contain revenue sharing provisions between the content owner and us. In the long-term license agreements we have entered into through December 31, 2005, the content owners receive 25 to 50% of the revenue earned (after deductions for publisher royalties paid by us) over the term of the agreement. In most cases, as an inducement to enter into the long-term license agreement, we will make a royalty advance to the content owner against the content owner’s share of future royalties under this revenue sharing arrangement. Such advances are recouped from the content owners’ share of future revenue. In short-term distribution agreements, we are not responsible for any artists or publishers royalties and we make no upfront or fixed payments to the content owner at the time we enter into the agreement. Therefore, the revenue sharing percentage retained by the content owner (generally 80% to 85%) is substantially higher than under long-term license agreements.

Distribution and Marketing

We distribute our digital music recordings primarily to leading online music stores and to selected specialty online music stores that offer our music recordings for sale to consumers in those territories where we hold rights. We believe we have strong business relationships with iTunes and other online music stores to whom we provide music recordings for sale. Our music recordings have received premium placement on certain online music stores.

The flexibility of the digital format allows us to market our music recordings in creative ways by mixing-and-matching our individual recordings to create new digital music albums. With this flexibility, we are able to offer our music recordings in new compilation albums to attract consumers of a particular lifestyle or age group or related to an event type, holiday or live music concert, for example.

We expect to enter into co-marketing agreements with certain consumer or retail companies in order to market our music recordings directly to consumers, who will be encouraged to purchase these recordings at an online music store. We expect these co-marketing programs to be structured in various ways and incorporate revenue sharing arrangements. In addition, we expect to market our services to content owners through advertising in trade publications, attendance at trade shows and event sponsorships.

Competition

We compete with numerous companies to acquire digital rights to music recordings and with traditional music retailers and online music distributors for consumer purchases of music recordings.

We compete with The Orchard Enterprise, Inc., Independent Online Distribution Alliance, Digital Rights Agency, IRIS and other companies to acquire digital rights to distribute music and other sound recordings. We understand that these companies seek to enter into short-term distribution agreements with content owners and do not offer content owners the perpetual or long-term license terms we seek. We compete for these short-term distribution rights on the basis of payment terms, processing services, marketing ability and reporting services. We are unable to anticipate which other companies are, or are likely to be, seeking to acquire digital rights to the same music recordings we may wish to acquire. We believe that the proceeds received in our initial public offering will allow us to compete favorably in the acquisition of additional digital rights to music recordings.

There are over two million music recordings available at Apple iTunes Music Store. We compete at iTunes and other online music stores for consumers’ attention and download expenditures with the four major record labels, Warner Music Group, EMI Group, Universal Music Group and Sony BMG Music Entertainment, who together represent over 70% of the current music market, as well as the other larger labels that directly place their music recordings in online music stores. Other than certain independent record labels and artists who provide us with the digital rights to their current albums under short-term distribution agreements, the music recordings for which we hold digital rights and to which we will seek to acquire digital rights in the future are not the current mainstream and popular hits, like those held by these major and other record labels. These companies have significantly better brand recognition, longer operating histories and significantly greater financial, marketing and other resources than us, and may be able to enter into strategic or commercial relationships with the online music stores that are competitively beneficial to them.

The market for digital music recordings is currently a small percentage of total revenue from the sale of music recordings. The compact disc remains the predominant media for music distribution, although we believe the recorded music industry is in the early stages of a transition from physical formats to digital formats. We believe that the market share of digital music will increase and digital formats will ultimately become the preferred way consumers purchase and listen to music.

New technologies and the continued enhancement of existing technologies may also increase competitive pressures on our company. We cannot assure you that we will be able to successfully compete against current and future competitors or adequately address increased competitive pressures. See “Risk Factors.”

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws in the United States and other jurisdictions, as well as confidentiality provisions and contractual restrictions, to protect our proprietary rights, including our know-how.

We have filed trademark applications for the names Digital Music Group and Digital Musicworks International as well as for the trademarks DMG, Digital OnRamp and our logo design.

Employees

As of March 20, 2006, we had 15 full-time employees. Among these employees, three were senior management, four were in business development, four were in accounting and administration, and four were in operations. None of these employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good. We intend to increase the number of our personnel substantially over the next twelve months.

Other Information

Our principal executive offices are located at 1545 River Park Drive, Suite 210, Sacramento, California 95815 and our telephone number at that location is (916) 239-6010. We have entered into a new lease effective April 1, 2006, to move our principal executive offices to 2151 River Plaza Drive, Sacramento, California 95823. Our website is located at www.digitalmusicgroupinc.com. The contents of our website is not incorporated by reference in this Annual Report on Form 10-K.

Our investor relations website is located at http://investor.digitalmusicgroupinc.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available, free of charge, on our investor relations website under the link “SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Securities and Exchange Commission also maintains a website that contains our filings at www.sec.gov.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

We have a limited operating history and have experienced net losses to date and we may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. Digital Music Group, Inc. was formed in April 2005 and had no operations prior to the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in February 2006, other than in connection with the acquisitions and our initial public offering. As a pro forma combined entity, we have experienced net losses of approximately $2.3 million from inception through December 31, 2005, and we have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

As a result of our limited operating history, we may fail to meet our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

Our limited operating history and the rapidly evolving nature of our industry make forecasting quarterly and annual operating results difficult. We may not be able to quickly reduce spending if our revenue is lower than we project. Any significant increase in our expenses or shortfall in our revenue would be detrimental to our business, operating results and financial condition and could cause our results of operation to fall below the expectations of public market analysts and investors. As a result, you should not rely on our historical results as an indicator of our future performance.

If we are unable to successfully integrate the operations of Digital Musicworks International, Inc. and the acquired assets of Rio Bravo Entertainment LLC, our revenue and results of operations could be adversely affected.

Our costs of operations will increase if we are unable to successfully combine the acquired operations of Digital Musicworks International, Inc. and assets of Rio Bravo Entertainment LLC or integrate the systems and procedures, including accounting, financial reporting and information technology of the combined entity. Our financial results cover periods during which we were not under common control or management and, therefore, may not be indicative of our future financial or operating results. Our failure to integrate Digital Musicworks International, Inc. and the acquired assets of Rio Bravo Entertainment LLC and obtain all the benefit of the content license agreements and employee and business relationships of Digital Musicworks International and Rio Bravo Entertainment LLC could impair our future revenue and results of operations.

Our business depends on our ability to identify and locate the holders of digital rights to additional music recordings, and failure to do so will limit our revenue growth.

Our goal is to continue to acquire digital rights to music recordings in order to substantially increase our revenue. Ownership of music recordings is highly fragmented and not organized in a common marketplace. There is no registry or directory of the holders of digital rights to music recordings that we may wish to acquire. Finding the owners of music recordings and associated digital rights can be difficult and time-consuming. We currently rely on our network of relationships and market research to locate content owners. In the future, our ability to continue to identify and locate such content owners will have a significant impact on the amount of content we are able to acquire.

Our inability to enter into agreements to acquire additional digital rights to music recordings on commercially favorable terms could impede our growth and increase our expenses.

Our business is dependent on our ability to acquire digital rights to additional music recordings. Even if we are able to locate additional content owners, they may not be willing to sell or license the digital rights to their music recordings or we may not be able to negotiate terms that are commercially favorable to us. While we believe that our experience and knowledge in the music industry and our operating history allows us to determine commercially reasonable prices, we may be unable to objectively determine fair market value for the digital rights to music recordings that we acquire because of unknown consumer demand for such recordings, unknown number of additional owners of digital rights to such recordings in certain cases and absence of independent valuations for these music recordings. If these content owners are unwilling to sell or license their rights on terms that we have determined are commercially favorable to us, we will not be able to substantially increase our revenue.

We face competition from companies seeking to acquire the digital rights to music recordings, which could negatively impact our ability to acquire additional digital rights to music recordings.

The market for acquiring digital rights from content owners is competitive, although the majority of our known current competitors are focused on short-term distribution arrangements, whereas our focus is on acquiring digital rights under long-term license or purchase agreements. The number of commercialized music recordings available for acquisition is large, but limited. We expect to face competition in our pursuit to acquire additional music recordings, which may limit the number of available music recordings for sale or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music recordings. In addition, our competitors may form strategic alliances with record labels and online music stores that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the online music stores. Increased competition for the acquisition of digital rights to music recordings may result in a reduction in our operating margins, market share and brand.

We may acquire record labels or other companies that own master rights to music recordings, and if we are unable to successfully acquire or integrate these companies, we may not be able to acquire additional recordings or grow our revenue.

We may attempt to acquire record labels or other companies that own master rights to music recordings for purposes of acquiring their digital rights. If we are not able to successfully acquire such companies, we may not be able to acquire additional recordings or grow our revenue. In the event we are able to acquire other companies, we may be subject to a number of risks related to the integration and management of such companies, including failure to obtain valid consents to assignment of contracts, including contracts granting rights to music recordings, failure of the business of the acquired company to achieve expected results, diversion of management’s attention, and failure to retain key personnel of the acquired company. In addition, if we undertake an acquisition of a company that owns digital and other rights to music recordings, we may attempt to operate the non-digital businesses or sell the non-digital rights to another person or entity, and we may not be able to do so in a manner or on terms favorable to us.

If the music recordings that we provide to the online music stores do not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire and offer for purchase music recordings that appeal to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music recordings. We do not own rights to current popular hits and may never acquire rights to these music recordings. Our historical sales are based on a limited library of music recordings available for purchase at the online music stores. In the future, our current music recordings and the additional music recordings we make available for purchase may not experience similar demand. Any reduction in the number of downloads of our music recordings by consumers will cause a reduction in our revenue.

The digital music industry is in its infancy and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the online music stores based, to a large extent, on the price charged to consumers by the online music stores. Currently, the largest online music store, iTunes, charges consumers $0.99 per music recording download. We believe certain major record labels in the music industry are attempting to change the online pricing model so that the price for current popular hits will be over $1.00, while older or less current music recordings will be sold for less. Because we are primarily focused on acquiring or licensing the digital rights to independent label, back catalogue, past hits and out-of-print music recordings and are not focused on current popular hits we would be subject to any such unfavorable pricing changes. We have limited ability to influence the pricing models of the online music stores. If the online music stores adopt a lower pricing model for our music recordings or if there is a pricing structure change to a flat-fee subscription or other similar pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple iTunes and other online music stores at present accept and post for sale all the music recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music recordings they will accept from digital music content owners and distributors like us, our revenue could be significantly reduced.

We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the sale of our music recordings.

We derive our revenue from a small number of leading online music stores that sell to consumers the digital music recordings that we acquire or control through licenses. For the year ended December 31, 2005, we received 87% of our revenue from iTunes, compared to 93% of our revenue from iTunes for the year ended December 31,

2004. Our agreements with Apple iTunes have terms of three years ending in April 2007. Under the terms of the agreements, Apple is required to pay us an agreed upon wholesale price for each recording sold by Apple. If we are not able to renew our relationship with iTunes and other online music stores that offer our music recordings for sale on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of online music stores, particularly Apple iTunes, which subjects us to substantial payment risk.

We rely on reports from the online music stores detailing download activity to determine our revenue, and such reports are typically provided to us within 30 days following the end of the month. We receive payment at approximately the same time as we receive these reports of download activity. Our accounts receivable therefore consists of approximately one month’s revenue. We currently have music recordings for sale at 10 online music stores, and as of December 31, 2005, accounts receivable from Apple iTunes Music Store represented 81% of our total accounts receivable, compared to 76% of our total accounts receivable as of December 31, 2004. This concentration of accounts receivable among a small number of online music stores is likely to continue and we expect our accounts receivable to become larger as we grow. If any of these online music stores are unable to pay us as due each month, it could disrupt our business and cause us to report a bad debt loss.

Other parties may have digital rights, or claim to have such rights, to our music recordings, which may result in duplicates of the music recordings we sell to be available for purchase at the online music stores and cause a reduction in our revenue.

We generally acquire all of the digital rights that the content owner of music recordings has available to grant; however, the holders of such rights may not possess exclusive rights to those music recordings. We are unable to determine the number of additional holders of rights to our music recordings. Aside from copyright law, the rights to music recordings are contractual in nature. There is no central registry that evidences the chain of title to the rights of music recordings other than copyright registration, which is voluntary. Given the age of many of the music recordings we have or may acquire, there is often a lack of documentation to evidence the chain of title of rights we acquire. In addition, there is a common practice in the music industry of licensing rights in various formats or in certain compilations and to grant the same rights to different parties for the same or different geographic regions. Our content acquisition agreements contain representations, warranties and indemnities only with respect to the digital rights granted to us and not with respect to the rights held by other parties. Because more than one party may have the right to sell the same music recording, we have acquired, and we expect in the future to acquire, rights to multiple copies of the same music recording. In such instances, we become entitled to payment for download activity for both copies, to the extent they are both purchased by consumers at the online music stores. Additionally, we are aware of numerous instances where other parties have digital rights to the same music recordings to which we have digital rights. If copies of our music recordings are available at the online music stores from alternative sources, our revenue will be reduced to the extent these copies are purchased instead of ours.

We may not receive legal title to the digital rights of music recordings that we have paid to acquire, and any determination that we don’t hold such rights may subject us to damages for revenue received.

Our agreements contain representations, warranties and indemnities with respect to the digital rights granted to us. In at least one instance, we purchased digital rights that were determined not to be held by the holder from whom we acquired those rights. If we were to acquire and make available for purchase music recordings from a person who did not actually own such rights, our business would be adversely affected. We would lose the rights to sell such music and might be subject to copyright infringement lawsuits for selling such music recordings without the right to do so. Finally, it could materially impact our reputation with content owners and our relationships with online music stores, which could adversely affect our business.

If there are long delays in the time it takes to receive the music recordings that we acquire rights to, our revenue growth will be negatively impacted and our cash flow will be affected adversely.

Implementation of our business plan and growth strategy depends on increasing the number of music recordings we have available for purchase by consumers at the online music stores. Our purchase and long-term license agreements typically require the content owners of the music recordings to deliver to us their music recordings. Under our short-term license agreements, there are no delivery terms. Certain of the music recordings we acquire may be in older physical formats such as audio tape or vinyl records that require processing onto compact disc prior to being delivered to us. In addition, our agreements require that certain descriptive information required by the online music stores for each music recording be delivered with the music recordings, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has at times taken several months or longer after we have entered into an agreement before we have received delivery of all of the music recordings acquired. Although we generally specify delivery dates and make certain cash payments by us conditional upon delivery, we do not have control over the timing for receipt of the music recordings acquired. If there are long delays in the time it takes for the content owners to deliver to us the music recordings in physical format and the related descriptive information, it will delay our ability to begin the process of converting the music recordings into the digital formats required by the online music stores. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music recordings available for purchase at the online music stores will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim.

We have entered into multi-year agreements for digital rights to music recordings and if we are unable to renew these agreements on commercially favorable terms once they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music recordings once they expire. If any of our competitors offer better terms, it will cause us to spend more money or grant better terms, or both, to renew the rights we currently hold. If we are unable to renew the non-perpetual rights to our music recordings on commercially favorable terms, our revenue could materially decrease.

If we are not able to scale our reporting and payment processes, we may experience delays providing reports to the content owners and paying required royalties that could have a negative effect on our brand identity.

We receive regular sales reports from online music stores that contain sales information for each of our music recordings. Based on these reports, we provide summary reports to the content owners. When we acquire the perpetual digital rights to music recordings and in certain of our license agreements, we may assume the obligations of the content owner to pay any required royalty payments to the artists according to the terms of the existing agreements. In addition, we may be required to pay statutory publishing royalties on behalf of the content owner according to the terms of our agreements. We have not fully implemented the systems required to process these royalties. We have accrued for future payment of royalties based on our calculations of such amounts due, but have not paid any of these amounts. As we acquire digital rights to additional music recordings, we may experience difficulties in preparing and distributing sales reports for the content owners or processing and paying artist and publishing royalties in a timely fashion. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due and automate these tasks, we may experience delays as we increase the number of our music recordings, which could have a negative effect on our relationships with content owners and brand identity.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could cause a disruption in our relationships with the online music stores and content owners.

We depend on the continued services and performance of our key personnel, including Mitchell Koulouris, our Chief Executive Officer and President. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and other skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

Piracy is likely to continue to negatively impact our potential revenue.

Our revenue comes from the sale of our digital music recordings over the Internet and wireless and cable networks, which is subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. Global piracy is a significant threat to the music industry generally and to us. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales of recorded music and have put pressure on the price of legitimate sales.

We face a potential loss of music recordings if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

The U.S. Copyright Act provides authors and their heirs a right to terminate licenses or assignments of rights in their copyrighted works that were not “works made for hire”. If any of our music recordings were determined not to be “works made for hire”, then the recording artists or their heirs could have the right to terminate the rights we hold. These residual author rights generally survive for five years after the end of the 35-year period from the date of a post-1977 license or assignment, and in the case of a pre-1978 grant in a pre-1978 recording, five years after the end of the 56-year period from the date of creation or January 1, 1978, whichever is later. Any termination of our rights to our music recordings could have a material reduction in our revenue.

We may need to raise additional capital to accomplish our objectives of acquiring the digital rights to music recordings, and if we are unable to raise such money as needed our growth would be limited.

We intend to use our common stock and cash for the consideration for future acquisitions of digital rights to additional music recordings. If our common stock does not maintain a sufficient market value or content owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music recordings or of their businesses or as consideration for licensed rights to their music recordings, we may be required to utilize more of our cash resources, if available. Although we currently anticipate that the proceeds from our February 2006 initial public offering of common stock, together with our available funds, will be sufficient to meet our cash needs for 2006, we may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music recordings could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

If the Internet and portable digital music players cease to be the medium accepted by the mass market for digital music, our business could be affected adversely.

Our success depends to a substantial extent on the willingness of consumers to increase their use of online services as a method of purchasing music. The use of the Internet to select and download purchased music is growing rapidly but is still evolving, and it is uncertain whether this market will achieve and sustain high levels of demand and market acceptance. If the use of the Internet to select and purchase music recordings does not gain in popularity and market acceptance, our business could be affected adversely. Much of our revenue is tied to the popularity of portable digital music players like the iPod by Apple Computer and other digital music listening devices. If the market penetration by these devices does not continue, the number of consumers purchasing digital music may decrease or not grow, which could result in a reduction in our revenue.

Our officers and directors and their affiliates will exercise significant voting control over us as stockholders.

Our officers and directors and their immediate family members, as of March 20, 2006, beneficially owned, in the aggregate, approximately 29% of our outstanding common stock. See our Proxy Statement for our 2006 Annual Meeting of Stockholders for the individual beneficial ownership of our common stock held by our directors and officers. These significant stockholders may have interests that are different from yours. As a result of their shareholdings, these individuals will be able to exercise significant control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

•	authorize our board of directors, without stockholder approval, to issue up to 1,000,000 shares of undesignated preferred stock; and

•	establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings.

As a Delaware corporation, we are also subject to the Delaware anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on this provision to prevent or delay an acquisition of us.

Our stock price is subject to fluctuation and could decline.

The price at which our common stock has traded since our initial public offering in February 2006 has fluctuated significantly. The price is likely to continue to fluctuate significantly due to the following factors, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others; and

•	conditions and trends in online commerce industries, particularly in the online digital music market.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their purchase price.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

Future sales of our common stock, including those purchased in our recent initial public offering, may depress our stock price.

Sales of substantial amounts of our common stock by our existing stockholders in the public market following the expiration of lock-up agreements entered into in connection with our initial public offering completed in February 2006 and compliance with Rule 144 hold periods may adversely affect the market price of our common stock. Shares issued upon the exercise of outstanding options also may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

We do not intend to pay dividends.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. We cannot assure you that you will receive a return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are in the process of documenting and evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, such controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the Securities Exchange Commission thereunder, which we refer to as Section 404. Section 404 requires a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 for our fiscal year ending December 2007. We are currently performing the systems and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our executive offices are located in Sacramento, California, where we lease approximately 3,500 square feet under an agreement that expires effective March 31, 2006. We recently entered into a 38 month lease effective April 1, 2006 for new office space of approximately 9,000 square feet in Sacramento, California. We believe this new office space will be suitable and adequate for our needs over the next twelve months.

Item 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “DMGI.” Our initial public offering was February 2, 2006 at $9.75 per share. Prior to February 2, 2006, there was no public trading market for our common stock.

Holders of Record

At March 27, 2006, the last reported sales price of our common stock on the Nasdaq National Market was $9.56 per share, and the number of holders of record was 114. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Sales of Unregistered Securities

During 2005, we issued and sold the following unregistered securities:

(a) On April 15, 2005, we issued and sold an aggregate of 1,600,000 shares of common stock to Steve Colmar, one of our directors at the time, Cliff Haigler, our Chief Financial Officer, Craig Colmar, Richard Rees, our Vice President of Business Development and Secretary and one of our directors at the time, and Austin Trust, at a price of $0.01 per share, for an aggregate of $16,000 in connection with our formation. In addition, on April 15, 2005, we issued and sold 300,000 shares of common stock to Business Ventures Corp., our bridge lender for expenses in connection with our initial public offering, at a price of $0.01 per share, for an aggregate of $3,000 of non-cash consideration. Steve Colmar is the trustee of Austin Trust and a shareholder of Business Ventures Corp. The foregoing purchases and sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

(b) On August 26, 2005, we issued and sold (i) 200,000 shares of common stock to Mitchell Koulouris, our President and Chief Executive Officer and one of our directors, (ii) 200,000 shares of common stock to Anders Brown, our Chief Operating Officer, and (iii) 200,000 shares of common stock to Peter Koulouris, our Vice President of Business Development, at a price of $0.01 per share, for an aggregate of $6,000, in each instance paid for in cash and non-cash consideration. The foregoing purchases and sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

(c) On August 30, 2005, we issued and sold 75,000 shares of common stock to Richard Rees, one of our directors at the time and our current Vice President of Business Development, at a price of $.01 per share, for an aggregate of $750, paid in non-cash consideration. The foregoing purchase and sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

(d) On September 27, 2005, we issued and sold 100,000 shares of common stock to Clayton Trier, a director and our Chairman of the Board, at a price of $0.01 per share, for an aggregate of $1,000, paid in non-cash consideration. The foregoing purchase and sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

The number of shares of common stock set forth above includes the effect of a 1,250 for 1 stock split in the form of a dividend as of September 8, 2005. Except as indicated above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients either received adequate information about us or had access, through their relationships with us, to such information.

Use of Proceeds of Initial Public Offering

We registered the initial public offering of our common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006. On February 7, 2006, we closed the initial public offering of our common stock by selling 3.9 million shares at $9.75 per share. The managing underwriters of the offering were I-Bankers Securities, Inc. and FTN Midwest Securities Corp. Gross proceeds from the offering were approximately $38.0 million. Total expenses from the offering were approximately $4.7 million, which included underwriting discounts and commissions and non-accountable expense allowance of approximately $3.0 million, and approximately $1.7 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were approximately $33.3 million.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, for future growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board or directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled “Equity Compensation Plan Information” contained in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 6.	SELECTED HISTORICAL AND PRO FORMA COMBINED FINANCIAL DATA

Digital Music Group, Inc. was incorporated in April 2005 and had no operations through December 31, 2005 other than pursuing certain acquisitions and an initial public offering of its common stock as discussed below. For more information, refer to the audited financial statements of Digital Music Group, Inc. appearing elsewhere in this Annual Report on Form 10-K.

We acquired Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC, doing business as Psychobaby, on February 7, 2006, concurrent with the closing of our initial public offering on this date. For financial statement presentation purposes, Digital Musicworks International, Inc. has been identified as the accounting acquiror, and its historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc. Accordingly, the selected historical statement of operations data for the period from February 26, 2004 (Digital Musicworks International, Inc.’s inception) to December 31, 2004 and for the year ended December 31, 2005, and the selected historical balance sheet data as of December 31, 2004 and 2005 have been derived from the audited financial statements of Digital Musicworks International, Inc., including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected pro forma combined statement of operations data assumes that the merger between Digital Music Group, Inc. and Digital Musicworks International, Inc. and the acquisition of certain assets of Rio Bravo Entertainment LLC was completed as of the first day of each of the periods presented, whereas the selected pro forma combined balance sheet data assumes that they were completed on the date presented. The “Pro Forma Adjusted for Offering” column of selected balance sheet data further assumes the completion of our initial public offering as of December 31, 2005. The selected pro forma combined statement of operations and balance sheet data have been derived from the audited financial statements of Digital Musicworks International, Inc., and Digital Music Group, Inc., including the notes thereto, included elsewhere in this Annual Report on Form 10-K, and the unaudited financial statements of Rio Bravo Entertainment LLC, which have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. There were no transactions within the combined group. Accordingly, no amounts were required to be eliminated in the combination.

The historical results are not necessarily indicative of results to be expected for any future period. They should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are qualified by reference to the audited financial statements and related notes of Digital Musicworks International, Inc. appearing elsewhere in this Annual Report on Form 10-K. In addition, the adjustments used in the preparation of the pro forma combined statements are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what our combined results of operations would actually have been if the acquisitions referred to above had in fact occurred at the beginning of the periods presented, and are not necessarily representative of our results of operations for any future period since the companies were not under common management or control during the periods presented.

	Historical		Pro Forma
	Period From February 26, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005	Period From February 26, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005
Statement of Operations Data:
Revenue	$37,268	$679,975	$73,020	$1,056,241
Cost of revenue:
Royalties and payments to content owners	10,703	232,294	40,004	523,229
Amortization of digital music rights	3,041	22,518	124,916	144,393
Write-down of non-productive assets	—	295,356	—	295,356

Gross profit (loss)	23,524	129,807	(91,900)	93,263
Operating expenses	666,831	1,550,424	673,895	1,637,620
Interest, taxes and other expense, net	1,291	136,997	1,291	147,330

Net loss	$(644,598)	$(1,557,614)	$(767,086)	$(1,691,687)

Net loss per share—basic and fully diluted(1)	$(.29)	$(.69)	$(.16)	$(.36)
Shares outstanding—basic and fully diluted(1)	2,250,000	2,250,000	4,700,000	4,700,000
Operating Data:
Number of tracks for sale at end of period	700	30,600	1,600	36,400
Number of paid downloads during the period	59,800	973,300	134,100	1,601,500

(1)	As Digital Musicworks International, Inc. has been identified as the accounting acquiror, shares used in the calculation of historical net loss per share represent the number of shares of Digital Music Group, Inc. exchanged in connection with its merger with Digital Musicworks International, Inc. Shares used in the calculation of the pro forma net loss per share represent shares of Digital Music Group, Inc. and include (i) a total of 2,275,000 shares of common stock issued by Digital Music Group, Inc. in connection with the merger with Digital Musicworks International, Inc. and the acquisition of certain assets of Rio Bravo Entertainment LLC, and (ii) 2,425,000 shares of common stock issued by Digital Music Group, Inc. to its founding stockholders and certain of its management personnel.

	Historical		Pro Forma		Pro Forma Adjusted for Offering December 31, 2005
	December 31,		December 31,
	2004	2005	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$735,837	$468,490	$760,837	$471,168	$33,754,168
Working capital (deficit)	657,121	556,982	682,121	(166,569)	33,781,344
Total assets	1,206,280	3,017,619	1,353,155	3,928,960	36,547,047
Capital lease obligations	88,553	44,540	88,553	44,540	44,540
Stockholders’ equity	1,033,658	2,417,256	1,180,533	2,602,368	35,885,368

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes of Digital Music Group, Inc. and Digital Musicworks International, Inc. appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors.”

Overview

Background and Basis of Presentation

Digital Music Group, Inc. was organized as a Delaware corporation in April 2005 to become a leading owner of digital rights to music and other sound recordings and distributor of these recordings to online music stores. In September 2005, we entered into a merger agreement to acquire Digital Musicworks International, Inc. and an asset purchase agreement to acquire certain assets of Rio Bravo Entertainment LLC, doing business as Psychobaby. The assets of Rio Bravo Entertainment LLC to be acquired consist solely of agreements for digital distribution rights to music recordings and its agreements with online music stores. Both of these acquisitions were completed concurrently with the closing of our initial public offering on February 7, 2006.

Digital Music Group, Inc. does not have an operating history separate from the operations of Digital Musicworks International, Inc. and the digital music distribution operations of Rio Bravo Entertainment LLC. In addition, as Digital Musicworks International, Inc. has been identified in these transactions as the acquiror for accounting purposes, its historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc. This discussion consists of an analysis of the key trends and seasonality, critical accounting policies and estimates, recent accounting pronouncements and other factors affecting us, followed by a specific discussion of the business, results of operations, factors affecting future results, and liquidity and capital resources of Digital Musicworks International, Inc., which is the accounting acquiror.

Key Trends Affecting Demand for Digital Music Recordings

We believe that the recorded music industry is presently undergoing a significant change, with the primary means of music distribution transitioning from physical formats (compact discs) to digital formats accessed over the Internet and wireless and cable networks. We believe this is a direct result of the popularity and proliferation of personal computers and portable digital music players like the Apple iPod, and consumer acceptance and the music industry’s endorsement of legitimate digital music sales. We believe this transition is just beginning and the market share of digital music will increase and digital formats will ultimately become the preferred way consumers purchase and listen to music.

Seasonality

The early-stage nature of the entire digital music industry and our limited operating history have not allowed us to identify seasonality in our business, although we suspect that the fourth quarter of the calendar year may have seasonally higher sales for digital music, just as it is the highest quarter for sales of recorded music in physical format.

Critical Accounting Policies and Estimates

The financial statements of Digital Music Group, Inc. and Digital Musicworks International, Inc. presented in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, it was necessary for us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we will evaluate our estimates and judgments, including those related to customer revenue, accounts receivable, capitalized digital music rights, advance royalties, income taxes, contingencies and litigation. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

We derive our revenue from leading online music stores that sell to consumers the digital music recordings that we have acquired or control through licenses with record labels, artists, publishers or other content owners. We receive revenue from online music stores that charge consumers on a per download basis for each download of a music recording. In addition, we receive revenue from subscription-based online music stores calculated as a percentage of the subscription price paid by the consumer based on the percentage of times our digital music recordings are listened to or downloaded as compared to the total for all available music recordings during the relevant time period. Our revenue is directly related to the number of times our digital music recordings are listened to or downloaded from the online music stores. Each online music store provides detailed reports of our revenue, generally on a monthly basis within 30 days following the end of the month, pursuant to the terms of our agreement with such online music store, and we recognize revenue in the month the transaction occurs. We receive payment at approximately the same time as we receive these reports of download activity. Our accounts receivable therefore consists of approximately one month’s revenue. We have never experienced a bad debt and have never recorded a bad debt allowance.

Acquisition Costs for Digital Music Rights

We capitalize the costs of acquiring or licensing the digital rights to music recordings, which are amortized using the straight-line method over the shorter of the term of the related agreement or seven years, which we believe reasonably relates the amount of amortization to the revenue expected to be generated. Legitimate music downloading through online music stores has only recently become available. Accordingly, we have limited data upon which to base amortization assumptions. Because our music recordings are primarily past hits, live performances, previously unreleased studio tracks and other vintage recordings, primarily from the 1950s through the 1970s, spanning a broad array of genres and artists, they are not subject to initial high demand and subsequent drop-off in sales typically experienced by new releases of current mainstream music. Our limited experience has shown that download activity in our music recordings generally tends to be steady from month-to-month. As a result, we believe that our amortization method and term are reasonable in the circumstances. Management will continue to monitor download trends of our music and may adjust amortization methodology, periods and resulting rates in the future if the number of downloads and resulting cash flow trends are substantially different than anticipated. This could result from changes in consumer demand for our library of music recordings or general industry conditions. The impact of any such change would be insignificant to historically reported financial information contained in this Annual Report on Form 10-K, but could have a material effect in the future as we seek to expand our music library and are likely to spend increasing amounts to acquire additional digital music rights.

Royalty Advances

Royalty advances are cash amounts paid to content owners in connection with our contractual agreements for the right to sell digital music recordings for a specific period of time, usually seven to ten years. These advances are recorded as prepaid assets. On a monthly basis, as each online music store reports the number of downloads of each music recording and pays to us the gross revenue attributable to such downloads, the portion of such revenue due to each content owner under our long-term license agreement is charged to cost of revenue and the royalty advance account is reduced until it is fully recouped.

Valuation of Capitalized Digital Music Rights and Royalty Advances

Total capitalized digital music rights and royalty advances amounted to approximately $2.0 million as of December 31, 2005. In addition, we have future obligations of approximately $1.3 million related to long-term license agreements which are not yet reflected in the capitalized amounts as the related master recordings have not yet been delivered to us pursuant to such agreements. We periodically, but at least on an annual basis, review these assets for evidence of impairment by comparing the expected future cash flows to be generated from these assets to the carrying value of the assets and the future obligations. Future adverse changes in market conditions or poor demand for our music recording assets could result in losses or an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future. During 2005, we recorded a write-down of approximately $295,000 pertaining to certain contracts with recording artists as more fully discussed in Note 1 to the financial statements of Digital Musicworks International, Inc.

Share-Based Compensation

We elected early adoption of Statement No. 123 (revised 2004) of the Financial Accounting Standards Board. See “Recent Accounting Pronouncements” below. As a result, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Such expense is recognized over the period during which the recipient is required to provide services in exchange for the award or issuance (usually the vesting period). The computation of share-based compensation cost involves numerous assumptions by management. We utilize the fair value method, whereby the compensatory element of each share-based grant or issuance is estimated on the date of grant using the Black-Scholes fair value model. Assumptions used in this model include, among others, expected life (turnover), risk-free interest rate, dividend yield and volatility of the underlying equity security. In addition, as a private company prior to this offering, the fair market value of the underlying equity security at date of grant was determined by the board of directors after considering information available to the directors at that time, as opposed to an independent market valuation. The use of different assumptions by management in the Black-Scholes model can produce substantially different results. During 2005, the total share-based compensation cost recognized by us on a pro forma combined basis was approximately $35,000. However, that amount will increase significantly and reduce reported results of operations in the future to the extent that share-based awards and issuances are being made to newly-elected independent directors and to management and employees under our Amended and Restated 2005 Stock Plan.

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operation. At December 31, 2004 and December 31, 2005, because of its limited operating history and net losses recorded since inception, Digital Musicworks International, Inc. recorded a full valuation allowance against deferred income taxes.

The federal and state unused net operating loss carryforward generated by Digital Musicworks International, Inc. since its inception in 2004 will begin to expire in 2019 and 2014, respectively. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these federal and state tax loss carryforwards. For example, under section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. Digital Musicworks International, Inc.

may be subject to limitations on the use of its net operating loss carryforwards as provided under section 382 because of prior or future sales of securities. Accordingly, it is not certain how much of the existing net operating loss carryforwards will be available for our use. If we generate taxable income in the future, which may not happen, the use of net operating loss carryforwards that have not expired would have the effect of reducing our tax liability and increasing our net income and available cash resources in the future.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Compensation (SFAS No. 123R). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We chose early adoption of SFAS No. 123R in 2004.

Results of Operations

For financial statement presentation purposes, Digital Musicworks International, Inc. has been identified as our accounting acquiror. The following table sets forth selected statement of operations data and such data as a percentage of revenues for Digital Musicworks International, Inc. for the periods presented:

	Period from February 26, 2004 (Inception) to December 31, 2004		For the Year Ended December 31, 2005
	Amount	Percentage of Total	Amount	Percentage of Total
Revenue	$37,268	100.0%	$679,975	100.0%
Cost of revenue:
Royalties and payments to content owners	10,703	28.7	232,294	34.2
Amortization of digital music rights	3,041	8.2	22,518	3.3
Write-down of non-productive assets	—	—	295,356	43.4

Gross profit	23,524	63.1	129,807	19.1
Operating expenses	666,831	1,689.3	1,550,424	128.0
Interest, taxes and other expense, net	1,291	3.5	136,997	20.1

Net loss	$(644,598)	(1,629.6)%	$(1,557,614)	(129.1)%

Digital Musicworks International, Inc.’s revenue is derived primarily from online music stores that offer its music recordings on a pay-per-download or subscription basis. The company’s digital rights to these music recordings are held through a combination of purchase agreements, long-term license agreements and short-term distribution agreements. Apple iTunes, the most popular online music store, accounted for approximately 93% and 87% of its revenue during the period from inception to December 31, 2004 and the year ended December 31, 2005, respectively. The amount paid to Digital Musicworks International, Inc. per download is negotiated in advance at the time it enters into an agreement with an online music store. Although the company negotiates with each store separately, its experience is that the percentage of the retail price paid to rights holders does not vary significantly across music stores.

Cost of revenue consists of (i) royalties to artists and publishers, (ii) revenue sharing payments based on long-term license or short-term distribution agreements with content owners, (iii) amortization of costs to acquire digital rights to music recordings, and (iv) reserves or write-downs in capitalized digital music rights or advances that may be deemed necessary from time-to-time. Digital Musicworks International, Inc. purchases or licenses the digital rights to previously recorded music and has no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. The company’s experience is that these artist royalty obligations have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties are a statutory rate in the United States of America, which was $0.085 per music recording sold during 2005, increasing to $0.091 in January 2006. As part of the company’s negotiations to acquire the digital rights to music recordings, the content owner from whom it licenses the recordings will often pay certain or all of these artist and publisher royalties. Digital Musicworks International, Inc. also enters into long-term license agreements with content owners that also typically include a revenue sharing arrangement whereby the content owner receives 25% to 50% of the revenue earned (after certain deductions) over the term of the agreement. In most cases, as an inducement to enter into the long-term license agreement, Digital Musicworks International, Inc. will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is expensed as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, Digital Musicworks International, Inc. is not responsible for any artists or publishers royalties and makes no upfront or fixed payments to the content owner at the time it enters into the agreement. Therefore, the revenue sharing percentage retained by the content owner (generally 80% to 85%) is substantially higher than under long-term license agreements. Digital Musicworks International, Inc. also capitalizes the acquisition costs of its perpetual and long-term digital rights and amortizes these amounts over the shorter of seven years or the length of the contract, which it believes reasonably relates the amount of amortization to the revenue expected to be generated.

Operating expenses include all direct and indirect selling, general and administrative costs associated with processing music recordings and operating the business. Digital Musicworks International, Inc. has incurred losses since its inception. As of December 31, 2005, these losses totaled approximately $2.2 million. Although we expect an increase in future revenue, we are likely to continue to incur losses during 2006 as a result of higher operating expenses. These increased operating expenses will be caused primarily by adding personnel dedicated to business development, accounting and operations and for other reasons described below under “Factors Affecting Future Results.”

Comparison of Period from February 26, 2004 (Inception) to December 31, 2004 and the year ended December 31, 2005

Revenue. Revenue grew from $37,268 for the period from February 26, 2004 (inception) to December 31, 2004, to $679,975 for the year ended December 31, 2005. From inception to December 31, 2004, Digital Musicworks International, Inc.’s revenue was insignificant because it was beginning its operations and focused on acquiring its initial digital rights to music recordings, establishing relationships with online music stores and identifying artists to sign to its record label. Digital Musicworks International, Inc. had only approximately 700 music recordings available for purchase as of December 31, 2004, compared to 30,600 available for purchase at online music stores as of December 31, 2005. The increase in music recordings available for purchase and corresponding number of downloads were the driving factor behind the increase in revenues.

Cost of revenue. Cost of revenue increased from $13,744, or 36.9% of revenue, for the period from February 26, 2004 (inception) to December 31, 2004, to $550,168, or 80.9% of revenue, for the year ended December 31, 2005. The cost of revenue for the year ended December 31, 2005 was negatively impacted by the write-down of non-productive assets of $295,356, relating to cash advances and the capitalized costs of producing master recordings under contracts with certain recording artists. During 2005, Digital Musicworks International, Inc. cancelled certain of these contracts and does not believe that future cash flows will be sufficient to recover the advances and costs that were capitalized under the remainder of the contracts. We are no longer seeking to sign additional artists as a means of furthering our digital music strategy. Excluding the write-down amount of $295,356, cost of revenue would have been $254,812, or 37.5% of revenue, for the year ended December 31, 2005.

Operating expenses. The following table sets forth the individual components of operating expenses for the period from February 26, 2004 (inception) to December 31, 2004 and for the year ended December 31, 2005:

	Period from February 26, 2004 (Inception) to December 31, 2004		For the Year Ended December 31, 2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$320,959	48.1%	$836,768	54.0%
Professional fees	180,405	27.1	265,473	17.1
Travel-related expenses	56,758	8.5	117,957	7.6
Other	108,709	16.3	330,226	21.3

Total	$666,831	100.0%	$1,550,424	100.0%

Operating expenses increased from $666,831 for the period from February 26, 2004 (inception) to December 31, 2004, to $1,550,424 for the year ended December 31, 2005. Operating expenses increased in 2005 because of a substantial increase in employees and resulting payroll costs, professional fees, travel related costs and other expenses as Digital Musicworks International, Inc. began to more aggressively identify and acquire rights to music recordings and process an increasing number of tracks for sale. We expect our operating expenses to increase substantially as we expand business development, operations and accounting activities over the next twelve months.

Interest, taxes and other expense, net. Interest, taxes and other expense increased from $1,291 for the period from February 26, 2004 (inception) to December 31, 2004, to $136,997 for the year ended December 31, 2005. In September 2005, in connection with the issuance of Digital Musicworks International, Inc.’s Series B convertible preferred stock, $230,000 of subordinated convertible notes issued in June 2005 were converted into Series B shares at a discount to the note-holders, and this discount of $125,034 was charged to interest expense.

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters through December 31, 2005:

	For the Quarters Ended (unaudited)
	3/31/04(1)	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05		9/30/05	12/31/05
Statement of Operations Data:
Revenue	$—	$852	$10,851	$25,565	$41,480	$53,560		$130,495	$454,440
Cost of revenue:
Royalties and payments to content owners		567	2,914	7,222	14,411	18,485		36,078	163,320
Amortization of digital music rights		—	211	2,830	3,923	5,065		6,061	7,469
Write-down of non-productive assets	—	—	—	—	—	73,442		—	221,914

Gross profit (loss)	—	285	7,726	15,513	23,146	(43,432	)(2)	88,356	61,737 (3)
Operating expenses	64	8,629	207,735	450,403	537,745	333,782		257,050	421,847
Interest, taxes and other expense, net	—	(800)	381	(872)	1,495	(7,056)		(128,418)	(3,018)

Net loss	$(64)	$(9,144)	$(199,628)	$(435,762)	$(513,104)	$(384,270)		$(297,112)	$(363,128)

As a percentage of revenue:
Cost of revenue	0.0%	66.5%	28.8%	39.3%	44.2%	181.1%		32.3%	86.4%
Gross profit margin	0.0%	33.5%	71.2%	60.7%	55.8%	(81.1)%		67.7%	13.6%
Operating Data:
Number of tracks for sale at end of quarter	—	—	400	700	2,300	8,000		12,200	30,600
Number of paid downloads during quarter(4)	—	—	19,900	37,900	56,400	75,100		191,400	650,400

(1)	For the period from February 26, 2004 (inception) to March 31, 2004.
(2)	Cost of revenue in the quarter ended June 30, 2005 includes a charge of $73,442 related to a write-down of a contract entered into in January 2005 with an artist under the Company’s record label that was terminated in July 2005. Without this write-down charge of $73,442, cost of revenue in the quarter ended June 30, 2005 would have been $23,550, or 44.0% of revenue, and gross profit would have been $30,010, or 56.0% of revenue.
(3)	Cost of revenue in the quarter ended December 31, 2005 includes a charge of $221,914 related to a write-down of cash advances and capitalized costs associated with terminated contracts and other activities associated with artists under the company’s record label. Without this write-down charge of $221,914, cost of revenue in the quarter ended December 31, 2005 would have been $170,789, or 37.6% of revenue, and gross profit would have been $283,651, or 62.4% of revenue.
(4)	Does not include the number of times our music recordings were streamed or played on subscription-based online music stores.

Digital Musicworks International, Inc.’s revenue increased in every quarter during 2004 and 2005 on a sequential quarter-over-quarter basis. This increase in revenue is due to continued acquisition of rights to music recordings and processing of such recordings to make them available for purchase at the online music stores. During each quarter, the company has added music recordings available for sale at the online music stores. Approximately 87% of its revenue since inception was derived from iTunes.

Gross profit margin varies depending on the mix of revenue received from the music recordings licensed by Digital Musicworks International, Inc. Higher margins are achieved from revenue generated under perpetual and long-term license agreements and lower margins are achieved through short-term distribution agreements.

Operating expenses increased on a sequential quarter-over-quarter basis from inception to the quarter ended March 31, 2005, due to the expansion of Digital Musicworks International, Inc.’s operations. In the second and third quarters of 2005, operating expenses declined as a result of a reduction in the company’s personnel associated with the management and promotion of artists signed to its record label. Total full-time employees of Digital Musicworks International, Inc. were 14 at March 31, 2005, and declined to eight at September 30, 2005. Full-time employees increased to ten at December 31, 2005, as the digital rights to a substantial number of music recordings were acquired under agreements signed in September 2005 and track processing and other operations ramped-up substantially in the fourth quarter.

Use of Non-GAAP Measures

Management believes that non-GAAP gross profit margin and costs of revenue included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation are useful measures of operating performance because they exclude the impact of the write-down discussed above. However, these non-GAAP measures should be considered in addition to, not as a substitute for or superior to, gross profit margin and costs of revenue provided by operating activities, or other financial measures prepared in accordance with GAAP. A reconciliation to the GAAP equivalents of these non-GAAP measures is contained in the presentation of such non-GAAP measures.

Liquidity and Capital Resources

Digital Musicworks International, Inc. has funded its operations from February 26, 2004 (inception) to December 31, 2005 primarily through private sales of convertible preferred shares and promissory notes totaling $4,468,004.

The company’s operating activities resulted in net cash outflows of $1,123,244 for the year ended December 31, 2005 and $590,237 for the period from inception to December 31, 2004, primarily as a result of net losses from operations.

The company’s investing activities resulted in net cash outflows of $1,896,958 for the year ended December 31, 2005 and $322,757 for the period from inception to December 31, 2004, to purchase fixed assets, acquire digital rights to music recordings and pay cash advances for license rights.

Financing activities provided cash of $2,752,856 during the year ended December 31, 2005, primarily from the issuance of Series B convertible preferred stock. Financing activities provided cash of $1,648,831 during the period from inception to December 31, 2004, primarily from the issuance of Series A convertible preferred stock.

As of December 31, 2005, Digital Musicworks International, Inc. had cash and cash equivalents of $468,490 and a working capital surplus of $556,982.

The following table summarizes the contractual obligations of Digital Musicworks International, Inc. as of December 31, 2005, after giving effect to the terms of our new office lease which was entered into subsequent to December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations	$44,540	$44,540	$—	$—	$—
Operating lease obligations	742,726	187,141	458,114	97,471	—
Digital rights purchase obligations	269,875	269,875	—	—	—
Royalty advances	1,300,000	895,000	90,000	90,000	225,000

Total	$2,357,141	$1,396,556	$548,114	$187,471	$225,000

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Factors Affecting Future Results

We expect our revenue to increase substantially over future periods. We presently have the digital rights to over 200,000 music recordings, approximately one-half of which were acquired in September 2005. Approximately 36,000 of these recordings were available for sale at online music stores at December 31, 2005 and approximately 65,000 of these recordings were available at March 20, 2006. A significant focus of management is presently on obtaining delivery of and processing the remaining tracks to make them available for sale as quickly as practicable. There is no assurance that the added tracks will be as popular with consumers and generate revenue at the same rate as those currently available for purchase. In addition, there is no assurance that our tracks currently available will generate the same rate of downloads and revenue in the future.

We also expect our operating expenses to increase substantially during 2006 for the following reasons:

•	Business Development. We expect to hire additional business development and musicologist personnel and incur added travel and legal costs as we focus on aggressively evaluating and acquiring additional catalogs of music recordings.

•	Digital Music Processing. In order to expeditiously process the music catalogs we have recently acquired, as well as catalogs we anticipate acquiring in the future, we will continue to invest in expanding and enhancing our digital music processing operations. We expect to incur expenses for additional data entry, graphics and information technology personnel (either full-time or contract employees), as well as depreciation associated with the purchase of additional processing equipment and software.

•	Accounting and Reporting. We expect to increase the number of our accounting personnel to comply with the requirements of being a public company. In addition, we will continue to expand our accounting operations to accommodate increasing numbers of music recordings under management and to improve our royalty payment processing and reporting systems.

•	Public Company. Our general and administrative expenses will increase due to being a public company, including the cost of periodic public reporting, investor relations, fees to independent directors, insurance, and additional legal and auditing fees.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We receive payment from the online music stores in U.S. dollars for all sales to consumers in the United States. For those online music stores which sell our music recordings to consumers in foreign countries, sales and payments to us are based on local currency, which is converted to U.S. dollars at the month-end market-based foreign exchange rate. For the year ended December 31, 2005, approximately 12% of our pro forma combined revenue was derived on this basis from consumers in Europe, Japan and Canada. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenues.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

Digital Musicworks International, Inc. had cash as of December 31, 2005 of $468,490 in a non-interest bearing checking account. Due to the nature of this account, we have assessed that there is no material exposure to changes in interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGITAL MUSIC GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Music Group, Inc.

Sacramento, California

We have audited the accompanying balance sheet of Digital Music Group, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the period from April 11, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Music Group, Inc. as of December 31,2005, and the results of its operations and its cash flows for the period from April 11, 2005 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/    Perry-Smith LLP

Sacramento, California

March 28, 2006

DIGITAL MUSIC GROUP, INC

BALANCE SHEET

December 31, 2005
Assets
Cash	$2,678
Deferred offering expenses	664,913

Total assets	$667,591

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$215,896
Interest payable to a related party	10,333
Note payable to a related party	500,000

Total current liabilities	726,229

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $.01 par value; 30,000,000 shares authorized; 2,425,000 issued and outstanding	24,250
Additional paid-in capital	2,500
Accumulated deficit	(85,388)

Total stockholders’ deficit	(58,638)

Total liabilities and stockholders’ deficit	$667,591

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

STATEMENT OF OPERATIONS

From April 11, 2005 (Inception) to December 31, 2005
Revenue	$—
Operating expenses	75,055

Loss from operations	(75,055)
Interest expense	(10,333)
Income taxes	—

Net loss	$(85,388)

Net loss per common share—basic and fully diluted	$(0.04)

Weighted average common shares outstanding—basic	2,235,890

Weighted average common shares outstanding—fully diluted	2,425,000

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Issuance of common stock to founders at inception on April 11, 2005	1,900,000	$19,000	$—	$—	$19,000
Issuance of common stock in August and September 2005	775,000	7,750	—	—	7,750
Return of common stock in accordance with the amendment to Digital Music Works International, Inc acquisition agreement	(250,000)	(2,500)	2,500	—	—
Net loss for the period from April 11, 2005 (inception) to December 31, 2005	—	—	—	(85,388)	(85,388)

Balances, December 31, 2005	2,425,000	$24,250	$2,500	$(85,388)	$(58,638)

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

STATEMENT OF CASH FLOWS

From April 11, 2005 (Inception) to December 31, 2005
Cash flows from operating activities:
Net loss	$(85,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	26,750
Changes in operating assets and liabilities:
Interest payable to a related party	10,333

Net cash used in operating activities	(48,305)

Cash flows from financing activities:
Payment of deferred expenses related to initial public offering	(449,017)
Proceeds from the issuance of note payable to a related party	500,000

Net cash provided by financing activities	50,983

Net increase in cash	2,678
Cash, beginning of period	—

Cash, end of period	$2,678

Supplement disclosure of non-cash financing transaction:
Deferred offering expenses in accounts payable	$215,896

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Digital Music Group, Inc. (the “Company”) was incorporated in Delaware on April 11, 2005 as Online Music Corp. for the purpose of pursuing digital music opportunities, including the acquisition of digital music companies and the rights to digitally distribute music recordings. In September 2005, the Company changed its name to Digital Music Group, Inc.

Through December 31, 2005, the Company had not conducted any operations and all activities related to the proposed offering and the proposed acquisitions (see Note 5). All expenditures to date have been funded by advances from a company owned by a significant stockholder/director of the Company, and this company has committed to fund the organizational expenses and the offering costs (see Note 3). The Company is treating these costs as deferred offering expenses in the accompanying balance sheet. The Company is dependent upon the offering to execute the pending acquisitions and to repay its loans incurred to fund the offering costs (see Note 6).

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash consists of demand deposits.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and note payable with near term maturity approximate their fair value.

Deferred Offering Expenses

Deferred offering expenses, comprised primarily of legal, printing, filing, underwriting, accounting, consulting and travel costs, represent costs associated with the Company’s initial public offering (the “IPO”) of common stock, which was in process as of the date of these financial statements and was successfully completed on February 7, 2006 (see Note 6). Accordingly, the deferred offering expenses will be charged against the gross proceeds received from the IPO in the first quarter of 2006.

Start Up Costs

Start up costs have been expensed as incurred.

Income Taxes

The Company will file its federal and state income tax returns using the accrual method of accounting under which certain income and expenses are reported for tax purposes during different periods from which they are recorded for financial reporting purposes. Deferred income taxes are provided for such items using enacted rates, to the extent the differences are temporary in nature. A valuation allowance is established to reduce any deferred income tax assets to the amount that is expected to be recovered.

DIGITAL MUSIC GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company elected early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Compensation, which requires entities to recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Equity instruments issued to employees and directors are measured at estimated fair value at the issuance date and expensed over the period in which the benefit is expected to be received, which is generally the vesting period. Equity instruments issued to non-employees in exchange for goods or services that are fully vested and non-forfeitable are measured at estimated fair value at the issuance date and expensed in the period in which the goods or services are received.

Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period from April 11, 2005 (inception) to December 31, 2005. Management considers all shares issued to be nominal issuances and fully diluted net loss per share has been computed as if the issuance of all shares outstanding at December 31, 2005 had occurred as of April 11, 2005 (inception).

2. INCOME TAXES

The Company generated a net operating loss carryforward of $85,388 during 2005, which would be available to reduce future federal and state taxable income. Any such loss carryforwards would expire, if not utilized, in 2020 and 2015, respectively. At December 31, 2005, the Company had a deferred income tax asset of approximately $34,000 that has been fully offset by a valuation allowance. Under the provisions of the Internal Revenue Code (the “Code”), the amount and benefit from net operating loss carry-forwards may be limited in certain circumstances, including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined in the Code.

3. RELATED PARTY TRANSACTIONS

Note Payable

In August 2005, the Company entered into a $750,000 borrowing arrangement with a company owned by a stockholder/director of the Company in order to obtain funds to pay offering costs. Borrowings under this arrangement are without collateral and bear interest at the prime rate per annum (7.25% at December 31, 2005). As of December 31, 2005, the Company had drawn $500,000 under this arrangement. The note is due, with accrued interest, on the earlier of the completion of the IPO or February 28, 2006, and the note was repaid in February 2006 with a portion of the net proceeds of the IPO (see Note 6). Interest expense for the period from April 11, 2005 (inception) to December 31, 2005 amounted to $10,333.

4. CAPITAL STOCK

Common Stock

During the period from April 11, 2005 (inception) to December 31, 2005, the Company issued 2,675,000 shares of its common stock to officers, directors and employees with a fair value of $26,750, as determined by the Company’s Board of Directors, paid for in cash and non-cash consideration. In December 2005, certain stockholders contributed to the Company an aggregate of 250,000 shares of common stock for no consideration in connection with an amendment of the Digital Musicworks International, Inc. acquisition agreement and corresponding increase in the number of shares of common stock issuable thereunder.

DIGITAL MUSIC GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has reserved 2,275,000 shares of its common stock for issuance in connection with the acquisition of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC described in Note 5.

Stock Dividend

In August 2005, the Company declared a 1,250 for 1 stock split in the form of a dividend. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock dividend as though it had occurred as of April 11, 2005 (inception).

Stock Purchase Agreements

In August 2005, the Company entered into restricted stock purchase agreements with three of its senior executives, whereby the executives agreed to purchase an aggregate of 600,000 shares of the Company’s common stock for an aggregate purchase price of $6,000, determined to be fair value by the Company’s Board of Directors. The purchase price was paid for in cash and non-cash consideration. Pursuant to these agreements, the Company has an option to repurchase, at the lesser of the fair market value, as determined by the Company’s Board of Directors, or original purchase price per share, a certain number of the shares issued to them should they cease being employees, consultants, advisors or directors (a “Service Provider”) of the Company. The number of shares subject to this restriction is reduced on a pro-rata basis each month over 24 months so long as the executives remain a Service Provider to the Company. At December 31, 2005, 500,000 shares issued to the executives are subject to this restriction. In addition, the Company has a right of first refusal to purchase the executives’ shares should the executives wish to sell or otherwise transfer their shares at any time prior to (i) an IPO of the Company’s common stock or (ii) a change in control of the Company, as defined in the restricted stock purchase agreements.

In August 2005, the Company entered into a stock purchase agreement with an executive, whereby the executive agreed to purchase 75,000 shares of the Company’s common stock for a purchase price of $750, determined to be fair value by the Company’s Board of Directors. The purchase price was paid for in non-cash consideration. The Company has a right of first refusal to purchase the executive’s shares should the executive wish to sell or otherwise transfer his shares at any time prior to (i) an IPO of the Company’s common stock or (ii) a change in control of the Company, as defined in the stock purchase agreement.

Stock Plan

In September 2005, the Company’s Board of Directors reserved 1,200,000 shares of the Company’s common stock for issuance under a stock plan which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders prior to the completion of the Company’s IPO. The stock plan provides for the grant of incentive stock options, with the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights and restricted stock to employees, directors and consultants. No grants or awards were made under this stock plan through December 31, 2005.

5. ACQUISITIONS

In September 2005, the Company entered into an agreement to acquire all of the outstanding common and preferred stock of Digital Musicworks International, Inc., a California corporation, including all shares that may be issued upon the exercise of outstanding options and warrants to purchase common stock of Digital Musicworks International, Inc., in exchange for 2,000,000 shares of the Company’s common stock. This

DIGITAL MUSIC GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

agreement was amended in December 2005 to increase the number of shares issuable in the acquisition to 2,250,000 shares. The closing of this transaction took place concurrently with the completion of the IPO of the Company’s common stock in February 2006 (see Note 6).

In September 2005, the Company entered into an agreement to acquire certain agreements for digital rights to music recordings and assume certain distribution agreements of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby, in exchange for 25,000 shares of the Company’s common stock. The closing of this transaction took place concurrent with the completion of the IPO of the Company’s common stock in February 2006 (see Note 6).

The unaudited pro forma combined statement of operations for the year ended December 31, 2005 presented below assumes that the acquisitions discussed above were closed on January 1, 2005:

Unaudited Pro Forma Combined Statement of Operations Year Ended December 31, 2005
Revenue	$1,056,241
Cost of revenue:
Royalties and payments to content owners	523,229
Amortization of digital music rights	144,393
Write-down of non-productive assets	295,356

Gross profit	93,263
Selling, general and administrative expenses	1,637,620

Loss from operations	(1,544,357)
Interest expense	(146,530)

Loss before income taxes	(1,690,887)
Income taxes	(800)

Net loss	$(1,691,687)

Net loss per common share—basic and fully diluted	$(0.36)

Weighted average common shares outstanding—basic and fully diluted	4,700,000

Shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share include (i) 2,275,000 shares of Common Stock issued in connection with these acquisitions, and (ii) 2,425,000 shares of Common Stock issued to the initial stockholders and certain management personnel of the Company.

The adjustments used in the preparation of this unaudited pro forma combined statement of operations are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of 2005, and are not necessarily representative of the Company’s results of operations for any future period since the companies were not under common management or control during the period presented.

6. SUBSEQUENT EVENTS

On February 7, 2006 the Company successfully completed its initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating estimated net proceeds (after fees and expenses) of

DIGITAL MUSIC GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

approximately $33,300,000. On the same date, the Company concurrently acquired Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in exchange for 2,250,000 and 25,000 shares, respectively, of the Company’s common stock. In accordance with the merger agreement, fractional shares issuable in connection with the Digital Musicworks International, Inc. merger were converted to cash, resulting in 59 fewer shares being issued. Accordingly, upon completion of the IPO, there were 8,599,941 shares of the Company’s common stock outstanding

On February 7, 2006, in connection with the closing of the IPO, the Company issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and they are exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants.

Additionally, on February 7, 2006, the Company used proceeds from the IPO to repay a borrowing arrangement with a company owned by a stockholder/director of the Company (see Note 3). This payoff totaled $679,800, of which $664,800 was principal and $15,000 represented accrued interest of which $10,333 was accrued at December 31, 2005.

The summary unaudited pro forma combined balance sheet information presented below gives effect to the acquisitions discussed in Note 5 above and the IPO, including repayment of the borrowing arrangement discussed above, as if they had occurred on December 31, 2005:

Unaudited Pro Forma Combined Balance Sheet December 31, 2005
Assets
Cash and other current assets	$34,443,023
Furniture and equipment, net	162,153
Digital music rights, net	1,439,797
Royalty advances, less current portion	490,000
Other long term assets	12,074

Total assets	$36,547,047

Liabilities and Stockholders’ Equity
Current liabilities	$661,679
Shareholders’ equity:	35,885,368

Total liabilities and stockholders’ equity	$36,547,047

DIGITAL MUSICWORKS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Musicworks International, Inc.

Sacramento, California

We have audited the accompanying balance sheets of Digital Musicworks International, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2005 and for the period from February 26, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Musicworks International, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from February 26, 2004 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California

March 28, 2006

DIGITAL MUSICWORKS INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2004	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$735,837	$468,490
Accounts receivable	12,385	244,278
Current portion of advance royalties	21,000	292,438
Prepaid expenses and other current assets	15,980	152,139

Total current assets	785,202	1,157,345

Furniture and equipment, net	147,113	162,153
Digital music rights, net	176,174	1,196,047
Royalty advances, less current portion	85,717	490,000
Other assets	12,074	12,074

Total assets	$1,206,280	$3,017,619

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,979	$63,753
Accrued liabilities	34,530	315,027
Royalties payable	8,436	138,608
Payable to DMI Music Publishing, Inc.	8,801	—
Accrued compensation and benefits	8,323	38,435
Current portion of capital lease obligations	44,012	44,540

Total current liabilities	128,081	600,363

Capital lease obligations, less current portion	44,541	—

Total liabilities	172,622	600,363

Commitments and contingencies

Shareholders’ equity:
Convertible preferred stock, no par value, 21,000,000 shares authorized:
Series A—8,801,409 shares issued and outstanding at December 31, 2004 and 2005 (liquidation preference of $1,729,299 at December 31, 2004 and 2005)	1,695,496	1,695,496
Series B—no shares issued and outstanding at December 31, 2004; 11,153,780 shares issued and outstanding at December 31, 2005 (liquidation preference of $2,922,290 at December 31, 2005)	—	2,774,713
Common stock, no par value, 45,000,000 shares authorized:
8,589,166 shares issued and outstanding at December 31, 2004; 8,765,591 shares issued and outstanding at December 31, 2005	6,479	14,640
Additional paid-in capital	1,281	134,619
Subscriptions receivable	(25,000)	—
Accumulated deficit	(644,598)	(2,202,212)

Total shareholders’ equity	1,033,658	2,417,256

Total liabilities and shareholders’ equity	$1,206,280	$3,017,619

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Period from February 26, 2004 (Inception) to December 31, 2004	Year Ended December 31, 2005
Revenue	$37,268	$679,975
Cost of revenue:
Royalties and payments to content owners	10,703	232,294
Amortization of digital music rights	3,041	22,518
Write-down of non-productive assets	—	295,356

Gross profit	23,524	129,807
Selling, general and administrative expenses	666,831	1,550,424

Loss from operations	(643,307)	(1,420,617)
Interest income	2,302	5,568
Interest expense	(2,793)	(141,765)

Loss before income taxes	(643,798)	(1,556,814)
Income taxes	(800)	(800)

Net loss	$(644,598)	$(1,557,614)

Net loss per common share—basic	$(0.08)	$(0.18)

Net loss per common share—fully diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding—basic	8,461,706	8,596,110

Weighted average common shares outstanding—fully diluted	29,917,390	29,917,390

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the period from February 26, 2004 (Inception) to December 31, 2005

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares of common stock to founders at inception on February 26, 2004	—	$—	—	$—	8,410,000	$3,200	$—	$—	$—	$3,200
Issuance of shares of common stock for cash	—	—	—	—	50,000	50	—	—	—	50
Stock-based compensation related to stock options and warrants issued to employees and consultants	—	—	—	—	—	—	1,281	—	—	1,281
Issuance of shares of Series A convertible preferred stock for cash, net of issuance costs of $25,000	8,801,409	1,695,496	—	—	—	—	—	—	—	1,695,496
Subscription receivable for purchase of Series A convertible preferred stock	—	—	—	—	—	—	—	(25,000)	—	(25,000)
Issuance of shares of common stock in connection with purchase of digital music rights	—	—	—	—	129,166	3,229	—	—	—	3,229
Net loss for the period from February 26, 2004 (inception) to December 31, 2004	—	—	—	—	—	—	—	—	(644,598)	(644,598)

Balances, December 31, 2004	8,801,409	1,695,496	—	—	8,589,166	6,479	1,281	(25,000)	(644,598)	1,033,658
Issuance of shares of Series B convertible preferred stock for cash and conversion of subordinated notes and accrued interest payable, net of issuance costs of $22,542	—	—	11,153,780	2,774,713	—	—	125,034	—	—	2,899,747
Stock-based compensation related to stock options and warrants issued to employees and consultants	—	—	—	—	—	—	8,304	—	—	8,304
Cash received upon payment of subscription receivable	—	—	—	—	—	—	—	25,000	—	25,000
Issuance of shares of common stock upon exercise of stock options and warrants	—	—	—	—	176,425	8,161	—	—	—	8,161
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—	(1,557,614)	(1,557,614)

Balances, December 31, 2005	8,801,409	$1,695,496	11,153,780	$2,774,713	8,765,591	$14,640	$134,619	$—	$(2,202,212)	$2,417,256

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Period from February 26, 2004 (Inception) to December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net loss	$(644,598)	$(1,557,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	3,137	38,595
Amortization of digital music rights	3,040	22,518
Royalty expense applied to advance royalties	—	99,730
Write off of non-productive assets	—	295,356
Share-based compensation related to stock options and warrants issued	1,281	8,304
Interest expense related to conversion of subordinated notes payable	—	127,239
Changes in operating assets and liabilities:
Accounts receivable	(12,385)	(231,893)
Prepaid expenses and other current assets	(15,980)	(136,159)
Accounts payable	23,979	39,774
Accrued liabilities	34,530	10,622
Royalties payable	8,436	130,172
Accrued compensation and benefits	8,323	30,112

Net cash used in operating activities	(590,237)	(1,123,244)

Cash flows from investing activities:
Purchases of furniture and equipment	(27,981)	(53,635)
Purchases of digital music rights	(175,985)	(890,407)
Payments of advance royalties	(106,717)	(952,916)
Deposits on office and capital leases	(12,074)	—

Net cash used in investing activities	(322,757)	(1,896,958)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net of offering costs	1,670,496	2,567,508
Proceeds from the sale of common stock	3,250	8,161
Collection on behalf of (payments to) DMI Publishing, Inc.	8,801	(8,801)
Proceeds from the issuance of subordinated notes payable	—	230,000
Payments on capital lease obligations	(33,716)	(44,013)

Net cash provided by financing activities	1,648,831	2,752,855

Net increase (decrease) in cash and cash equivalents	735,837	(267,347)
Cash and cash equivalents, beginning of period	—	735,837

Cash and cash equivalents, end of period	$735,837	$468,490

Supplemental cash flow information:
Interest paid	$1,925	$15,394

Supplemental disclosure of non-cash investing and financing transactions:
Purchase of furniture and equipment under capital lease obligations	$122,269	$—

Issuance of shares of common stock in connection with purchase of digital music rights	$3,229	$—

Conversion of notes payable and accrued interest into shares of Series B convertible preferred stock	$—	$232,205

Future obligations under contracts to purchase digital music rights	$—	$269,875

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Digital Musicworks International, Inc. (the “Company”) was incorporated in California on February 26, 2004 and maintains its corporate office in and conducts its operations from Sacramento, California. The Company was formed to become a leading owner of digital rights to music and other sound recordings and distributor of these recordings to online music stores. The Company acquires or licenses these digital rights from the owners of master recordings, and then licenses or sub-licenses to online music stores, such as Apple’s iTunes Music Store, the rights to provide consumers the ability to purchase such music by electronic download.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. At December 31, 2004 and 2005, the Company had deposits in excess of federally insured limits. The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions. Cash equivalents of approximately $728,200 and $432,000 at December 31, 2004 and 2005, respectively, consist of money market funds.

Significant Customers

One customer accounted for approximately 93%, and 87% of the Company’s revenue for the periods from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, respectively. At December 31, 2004, four customers accounted for approximately 62%, 13% 12% and 11%, respectively, of the Company’s accounts receivable. At December 31, 2005, one customer accounted for approximately 83% of the Company’s accounts receivable.

Industry Segments and Foreign Revenue

The Company operates in one industry segment, acquisition, management and distribution of digital music. Revenue from online music stores serving consumers in Europe accounted for approximately 6% and 5% of the Company’s total revenue for the period from February 26, 2004 (inception) to December 31, 2004 and the year December 31, 2005, respectively.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments.

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to eight years, using the straight-line method. Capital leases are recorded at the lower of fair

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

market value or the present value of future minimum lease payments. Each of the Company’s capital leases has a $1 buy out option at the end of the initial non-cancelable lease term which the Company intends to exercise. Accordingly, assets under capital lease obligations are being depreciated using the straight-line method over the useful life of the assets, which exceeds the lease terms.

Digital Music Rights and Royalty Advances

The Company capitalizes the cost of producing master recordings, acquiring catalogs of digital music rights and payments of advance royalties when the past performance and current popularity of the catalog provides a reasonable basis for estimating that such costs and advances will be recovered from future sales or licensing fees, as appropriate. Digital music rights acquired by the Company are amortized using the straight-line method over the shorter of the term of the related agreement or seven years, which management believes reasonably relates the amount of amortization to the revenue expected to be realized. Royalty advances will be recouped from the Company’s future royalty obligations resulting from the fees it receives from online music stores. The Company classifies royalty advances as short term or long term based on the expectations when these advances will be recovered.

The Company reviews its capitalized digital music rights and royalty advances whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. During the year ended December 31, 2005, the Company recorded a non-cash charge of $295,356 relating to the write-down of cash advances and the capitalized costs of producing and promoting master recordings under contracts with recording artists. During 2005, the Company cancelled certain of these contracts and does not believe that future cash flows will be sufficient to recover the advances and costs that were capitalized under the remainder of the contracts. Management is no longer seeking to sign additional artists as a means of furthering the Company’s digital music strategy.

Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred income tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates. A valuation allowance is established to reduce a deferred income tax asset to the amount that is expected to be realized.

Revenue Recognition

The Company licenses online music stores to provide consumers the ability to electronically download music recordings owned or controlled through licenses by the Company. The Company earns a fee related to each download transaction, as defined in the license agreements. Each online music store reports the number of downloads, generally on a monthly basis, pursuant to the license agreements and pays the Company at approximately the same time. The Company recognizes revenue related to such digital downloads in the month the transactions occur.

Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts based on credit profiles of licensees, current economic trends, contractual terms and conditions and historical payment experience, as well as for known or expected events. The Company has not experienced any bad debts since its inception. Accordingly, at December 31, 2004 and 2005, no allowance for doubtful accounts has been recorded.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the period from February 26, 2004 (inception) to December 31, 2004, and the year ended December 31, 2005, advertising expense was $26,886 and $84,448, respectively.

Share-Based Compensation

The Company elected early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Compensation, which requires entities to recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Equity instruments issued to employees are measured at estimated fair value at the issuance date and expensed in the periods over which the benefit is expected to be received, which is generally the vesting period. Equity instruments issued to non-employees in exchange for goods or services that are fully vested and non-forfeitable are measured at estimated fair value at the issuance date and expensed in the period in which the goods or services are received.

The Company recorded a non-cash charge of $1,281 and $8,304 as a component of selling, general and administrative expenses related to share-based arrangements for the periods from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, respectively.

Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the periods from February 26, 2004 (inception) to December 31, 2004, and the year ended December 31, 2005. Management considers all shares issued to be nominal issuances and fully diluted net loss per share has been computed as if all shares, including common stock equivalents, outstanding as of December 31, 2005 had been issued as of February 26, 2004 (inception). Common stock equivalents consist of outstanding options and warrants to purchase shares of common stock and convertible preferred stock.

The number of shares used in the fully diluted net loss per share computation is calculated as follows:

	Period from February 26, 2004 (Inception) to December 31, 2004	Year Ended December 31, 2005
Common shares outstanding	8,589,166	8,765,591
Common stock equivalents:
Options to purchase common stock	381,000	1,055,000
Options granted subsequent to end of period, net	800,425	—
Warrants to purchase common stock	191,610	141,610
Series A convertible preferred stock	8,801,409	8,801,409
Series B convertible preferred stock	11,153,780	11,153,780

Common shares outstanding—fully diluted	29,917,390	29,917,390

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. FURNITURE AND EQUIPMENT

Furniture and equipment comprise the following at:

	December 31, 2004	December 31, 2005
Computers and office equipment	$23,619	$77,254
Furniture and fixtures	4,363	4,363
Equipment under capital lease obligations	122,268	122,268

Furniture and equipment	150,250	203,885
Less accumulated depreciation and amortization	(3,137)	(41,732)

	$147,113	$162,153

Depreciation expense for the Company’s furniture and equipment totaled $3,137 and $38,595 for the periods from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, respectively, of which $1,949 and $23,582 related to equipment under capital lease obligations, respectively.

3. DIGITAL MUSIC RIGHTS

During the period from February 26, 2004 (inception) to December 31, 2005, the Company has acquired digital music rights from record labels, artists and other owners of such rights to various catalogs of music. Depending on the arrangement, the Company either pays for the production of the original music recording or pays for the digital music rights acquired, generally as the tracks of music are received from the content owner or according to a pre-determined payment schedule. Digital music rights at December 31, 2005 includes an accrual of $269,875 (included in accrued liabilities in the accompanying balance sheet as of December 31, 2005) related to obligations due by the Company for master recordings received from the content owner. The Company is not obligated to pay for any tracks not delivered by the seller.

Digital music rights comprise the following at:

	December 31, 2004	December 31, 2005
Digital music rights	$179,214	$1,221,605
Less accumulated amortization	(3,040)	(25,558)

	$176,174	$1,196,047

Amortization expense was $3,040 and $22,518 for the periods from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005.

4. ROYALTY ADVANCES

During the period from February 26, 2004 (inception) to December 31, 2005, the Company licensed the digital rights to certain music catalogs. The license agreements have initial terms ranging from seven to ten years and grant the Company the right to extend them for one additional term equal to the initial term. Pursuant to the license agreements, the Company typically pays advance royalties that are to be recouped from the licensors’ share of future revenue which range from 25% to 50% of gross or net receipts, as defined in the agreements.

At December 31, 2005, the Company is obligated to pay $850,000 in advance royalties as the music tracks under license are received from the licensors in the next twelve months and to pay a total of $450,000 in equal quarterly installments over ten years commencing in February 2006 as additional advances against future royalties.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. SUBORDINATED CONVERTIBLE NOTES PAYABLE

In June 2005, the Company issued an aggregate of $230,000 of subordinated convertible notes payable. The notes bore interest at a rate of 5% per annum with principle and related accrued interest due in June 2008. In addition, the notes, which were automatically convertible into shares of the Company’s stock in the event of a qualified equity financing, as defined in the notes, granted the note-holders a discount from the issuance price of such shares ranging from 35% to 40% depending on the timing of such qualified equity financing. In September 2005, in connection with the closing of the Company’s Series B convertible preferred stock financing, the principle amount of the notes plus accrued interest payable of $2,205 were automatically converted into 1,363,510 shares, including 477,228 shares relating to the beneficial discount of 35% realized by the note-holders, of the Company’s Series B convertible preferred stock. The beneficial shares had a fair value of $125,034 that was charged to interest expense in September 2005.

6. LEASES

Operating Lease

The Company previously leased its office premises under a non-cancelable sub-lease that expired on October 31, 2005. In October 2005, the Company entered into a new lease for the same office premises, effective upon the expiration of its sub-lease. This lease expires on December 31, 2006, and the monthly rent is $6,556, but the Company maintained an option to cancel prior to expiration upon proper notification. On March 20, 2006, the Company exercised its right to cancel this lease and signed a new lease for office space where it intends to relocate its offices for the period beginning April 1, 2006 through May 31, 2009. Under the new lease, rent will be at a rate of $18,608 per month for the first fourteen months, increasing to $19,051 per month for the next twelve months, and then increasing to $19,494 per month for the remaining twelve months. As a result, minimum annual rent payments for the twelve months ending December 31, 2006 aggregate $187,141.

Rent expense totaled $8,360, and $68,842 for the period from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, respectively.

Capital Leases

The Company leases certain of its technology and office equipment under capital leases with interest rates ranging from 14% to 15% per annum. Future minimum lease payments for assets under capital lease obligations at December 31, 2005 are as follows:

Year Ending December 31,
2006	$47,728
Less amount representing interest	(3,188)

Capitalized lease obligations	$44,540

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

Income taxes are comprised of the following:

	Period from February 26, 2004 (Inception) to December 31, 2004	Year Ended December 31, 2005
Current:
Federal	$—	$—
State	800	800

Total current	800	800

Deferred:
Federal	(199,781)	(480,708)
State	(56,901)	(137,026)

Total deferred	(256,682)	(617,734)
Valuation allowance	256,682	617,734

Net deferred	—	—

Income taxes	$800	$800

The Company reports certain expenses for tax purposes in different periods than they are recorded for financial reporting purposes. These timing differences give rise to deferred income tax assets and liabilities. Net deferred income tax assets totaling $256,682 and $874,416 at December 31, 2004 and 2005, respectively, have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization.

The temporary timing differences that give rise to the deferred income tax assets and liabilities are as follows at:

	December 31, 2004	December 31, 2005
Deferred income tax assets:
Net operating loss carryforwards	$306,131	$964,283
Federal tax benefit of state deferred income taxes	(19,346)	(65,935)
Accrued vacation	3,429	7,561

Total deferred income tax assets	290,214	905,909
Deferred income tax liabilities:
Depreciation and amortization	(33,532)	(31,493)

Net deferred income tax assets	256,682	874,416
Valuation allowance	(256,682)	(874,416)

Net deferred income tax assets	$—	$—

At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $2,277,000 and $2,151,000, respectively, available to reduce future taxable income. If not utilized prior to such dates, the federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards begin to expire in 2015.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the provisions of the Internal Revenue Code (the “Code”), the amount and benefit from net operating loss carryforwards may be limited in certain circumstances, including, but not limited to, a stock ownership change such as what occurred in February 2006 (see Note 11).

Income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes as follows:

	Period from February 26, 2004 (Inception) to December 31, 2004	Year Ended December 31, 2005
Federal income tax benefit	$(218,891)	$(529,317)
State income tax benefit, net of federal effect	(37,562)	(90,295)
Change in valuation allowance	256,682	617,734
Other, net	571	2,678

	$800	$800

8. CAPITAL STOCK

Authorized Shares

In December 2005, in conjunction with the issuance of the Company’s Series B convertible preferred stock, the Company amended its articles of incorporation, increasing the total number of shares of common and preferred stock the Company is authorized to issue to 45,000,000 shares and 21,000,000 shares, respectively.

Preferred Stock

Series A Convertible Preferred Stock

During 2004, the Company issued an aggregate of 8,801,409 shares of Series A convertible preferred stock at a per share price of $0.1964798 and received cash proceeds of $1,670,496, net of offering costs of $25,000 and $8,801 collected on behalf of DMI Publishing, Inc., an affiliated company, and a subscription receivable for $25,000, which was collected in January 2005.

The Series A shareholders have a preference to receive non-cumulative dividends at a rate of $0.0098 per share, if declared by the Company’s Board of Directors. The Series A shareholders have a preference to any distribution of the Company’s assets on a pro-rata basis with the Series B shareholders up to a maximum of $0.1964798 per share. After receiving their liquidation preference, the Series A shareholders are entitled to receive, on a pro-rata basis with the Series B and Common shareholders (on an as converted to common stock basis), a maximum of three times, including the amount received as their liquidation preference, their investment in the Series A shares. Each share of Series A preferred stock has voting rights similar to common stock and is convertible into common stock on a share for share basis under certain circumstances.

Series B Convertible Preferred Stock

In 2005, Company issued 11,153,780 shares of its Series B convertible preferred stock at $0.262 per share in exchange for cash of $2,774,713, net of offering costs of $22,542.

The Series B shareholders have a preference to receive non-cumulative dividends at a rate of $0.013 per share, if declared by the Company’s Board of Directors. The Series B shareholders have a preference to any

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

distribution of the Company’s assets on a pro-rata basis with the Series A shareholders up to a maximum of $0.262 per share. After receiving their liquidation preference, the Series B shareholders are entitled to receive, on a pro-rata basis with the Series A and Common shareholders (on an as converted to common stock basis), a maximum of three times, including the amount received as their liquidation preference, their investment in Series B shares. Each share of Series B preferred stock has voting rights similar to common stock and is convertible into common stock on a share for share basis under certain circumstances.

Common Stock

Pursuant to restricted stock purchase agreements with the founders of the Company, the Company has an option to repurchase, at the lower of fair value, as determined by the Company’s Board of Directors, or the original per share value of $0.001, a certain number of the shares issued to such founders should they cease being employees, consultants, advisors or directors of the Company prior to March 2007. The number of shares subject to this restriction is reduced each month that the founders remain a “Service Provider” to the Company, as defined in the agreements. In addition, should the founders’ employment be terminated within twelve months after a change of control of the Company, as defined in the agreements, an additional 1,401,661 of the restricted shares will be released from the restriction. At December 31, 2005, 1,752,083 shares issued to the founders are subject to this restriction.

In addition, the Company has the right of first refusal to repurchase the shares of the founders’ common stock that are not restricted, the 50,000 shares of common stock issued to consultants in connection with its formation and the 129,166 shares of common stock issued in conjunction with the Company’s acquisition of certain digital rights to a catalog of music should such holders wish to sell their shares. At December 31, 2005, an aggregate of 5,435,416 shares of common stock are subject to the Company’s right of first refusal.

At December 31, 2005, an aggregate of 21,151,799 shares of the Company’s authorized but unissued common stock is reserved for issuance upon the exercise of stock options and warrants and the conversion of the Series A and Series B preferred stock.

9. STOCK OPTIONS

The Company has a Stock Plan (the “Plan”) under which 1,500,000 shares of common stock have been reserved for issuance to employees, directors and consultants. Under the Plan, options are granted at fair value, as determined by the Company’s Board of Directors, vest over periods ranging from immediately to four years and are exercisable for periods not exceeding ten years from the date of grant.

The Company has computed the estimated compensation cost of the options granted under the Plan using the fair value method, whereby the fair value of each option grant is estimated on the date of grant utilizing the Black-Scholes fair value model with the following assumptions: (a) expected life of approximately six years; (b) risk-free interest rate of 4.5%; (c) 0% dividend yield; (d) volatility of 75%; and (e) a stock price of $0.025 per share. The weighted average estimated fair value of the options granted during the period from February 26, 2004 (inception) to December 31, 2004 was $0.02. The weighted average estimated fair value of the options granted during 2005 was $0.04. During the period from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, the Company charged compensation costs of $426 and $6,944, respectively, related to the vesting of options granted in 2004 and 2005, as a component of selling, general and administrative expenses.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity in the period from February 26, 2004 (inception) to December 31, 2005 is set forth below:

	Shares of Common Stock		Weighted- Average Exercise Price Per Share
	Available for Option	Under Option
Shares reserved at inception of Plan	1,500,000	—
Options granted	(381,000)	381,000	$.025

Balance, December 31, 2004	1,119,000	381,000	$.025
Options granted	(1,094,425)	1,094,425	$.058
Options exercised	—	(126,425)	$.025
Options cancelled	294,000	(294,000)	$.025

Balance, December 31, 2005	318,575	1,055,000	$.059

Options exercisable at December 31, 2005		68,689	$.058

During the period from February 26, 2004 (inception) to December 31, 2004, no options were exercised and none expired or were cancelled.

The remaining weighted average exercise period of options outstanding at December 31, 2005 was approximately 9.5 years.

The following table summarizes information about stock options outstanding as of December 31, 2005.

		Options Outstanding		Options Exercisable
Exercise Prices	Weighted-Average Remaining Life (years)	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$0.025	9.40	860,000	$0.025	56,502	$0.025
$0.210	9.75	195,000	$0.210	12,187	$0.210

10. WARRANTS

In March 2004, in connection with its incorporation, the Company issued a warrant to purchase 40,000 shares of its common stock at an exercise price of $0.001 per share. The warrant is exercisable at any time prior to the earlier of (i) a change in control of the Company or (ii) March 21, 2014.

In August 2004, the Company issued a warrant to purchase 50,000 shares of its common stock to a consultant at an exercise price of $0.30 per share. The warrant is exercisable at any time prior to (i) a change in control of the Company; (ii) an IPO; or (iii) August 1, 2009. On October 1, 2004, the exercise price of the warrant was reduced to $0.10 per share and the original warrant was replaced with an amended warrant with the same other terms. The warrants were exercised in full prior to December 31, 2005.

In November 2004, the Company issued a warrant to purchase 125,000 shares of its common stock to a consultant at an exercise price of $0.025 per share. The warrant is exercisable pursuant to a monthly vesting schedule over twelve months from the date the warrant holder commenced service to the Company as a member of its board of advisors. The warrant is exercisable, to the extent vested, at any time prior to (i) a change in control of the Company; (ii) an IPO; or (iii) November 1, 2009. At December 31, 2004, warrants to purchase 10,417 shares were vested. In February 2005, the consultant’s relationship with the Company terminated and the consultant forfeited his right to purchase 93,749 shares of common stock under the warrant.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In February 2005, the Company issued a warrant to purchase 20,359 shares of its common stock to a consultant at an exercise price of $0.025 per share. The warrant is exercisable at any time prior to (i) a change in control of the Company; (ii) an IPO; or (iii) February 27, 2010.

During 2005, the Company issued warrants to purchase a total of 50,000 shares of its common stock to its law firm at an exercise price of $0.025 per share. The warrants are exercisable at any time prior to (i) a change in control of the Company or (ii) ten years from date of grant.

The warrants have been valued in accordance with the provisions of FAS 123 (R), whereby the Company has computed the estimated compensation cost associated with the warrants using the Black-Scholes fair value method. The fair value of each warrant is estimated on the date of grant using the following assumptions: (a) expected life ranging between 5 and 10 years; (b) risk-free interest rate of 4.5%; (c) 0% dividend yield; (d) volatility of 75%; and (e) a stock price of $0.025 per share. The weighted average fair value of the warrants granted during the period from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005 was $.02. During the period from February 26, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, the Company recorded legal and consulting costs of $855 and $1,360, respectively, related to the warrants issued in 2004 and 2005, as a component of selling, general and administrative expenses.

11. MERGER WITH DIGITAL MUSIC GROUP, INC.

In September 2005, the Company executed a merger agreement, as amended in December 2005, whereby the Company agreed to merge with Digital Music Group, Inc. (“DMGI”), a holding company formed in 2005 for the purpose of pursuing digital music opportunities, including acquisitions of digital music companies and the rights to digitally distribute music recordings. This merger subsequently closed on February 7, 2006 in conjunction with DMGI’s initial public offering. The Company’s shareholders received an aggregate of 2,250,000 shares of DMGI common stock in exchange for all of their common and preferred stock, including shares issued upon the exercise of all outstanding stock options and warrants. All outstanding stock options and warrants as described in Notes 9 and 10, which were not exercised prior to consummation of the merger were forfeited according to the terms of their issuance.

Concurrent with the Company’s merger with DMGI in February 2006, DMGI also acquired certain digital music assets of Rio Bravo Entertainment LLC. These acquisitions by DMGI will be accounted for under the purchase method of accounting, with the Company designated as the acquiror for accounting purposes. As a result, the financial statements of DMGI for periods prior to February 7, 2006 will be the financial statements of the Company. The operations of DMGI and the digital music business acquired from Rio Bravo Entertainment LLC will be consolidated with the Company’s historical financial statements for periods subsequent to February 7, 2006.

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summary unaudited pro forma combined balance sheet information presented below, gives effect to (i) the initial public offering of DMGI which involved the sale of 3,900,000 shares of common stock of DMGI at a price of $9.75 per share, generating net proceeds to DMGI of approximately $33.3 million, and (ii) the acquisitions described above, with the Company as the accounting acquiror, as if these transactions had occurred on December 31, 2005.

Unaudited Pro Forma Combined Balance Sheet December 31, 2005
Assets
Current assets	$34,443,023
Furniture and equipment, net	162,153
Digital music rights, net	1,439,797
Royalty advances, less current portion	490,000
Other long-term assets	12,074

Total assets	$36,547,047

Liabilities and Shareholders’ Equity
Current liabilities	$661,679
Shareholders’ equity	35,885,368

Total liabilities and shareholders’ equity	$36,547,047

The unaudited pro forma combined statement of operations for the year ended December 31, 2005 presented below assumes that the merger and acquisition transactions described above were closed on January 1, 2005:

Unaudited Pro Forma Combined Statement of Operations Year Ended December 31, 2005
Revenue	$1,056,241
Cost of revenue:
Royalties and payments to content owners	523,229
Amortization of digital music rights	144,393
Write-down of non-productive assets	295,356

Gross profit	93,263
Selling, general and administrative expenses	1,637,620

Loss from operations	(1,544,357)
Interest expense, net	(146,530)

Loss before income taxes	(1,690,887)
Income taxes	(800)

Net loss	$(1,691,687)

Net loss per common share—basic and fully diluted	$(0.36)

Weighted average common shares outstanding—basic and fully diluted	4,700,000

Shares used in the calculation of the unaudited pro forma combined basic and diluted earnings per share represent shares of DMGI and include (i) 2,275,000 shares of common stock issued by DMGI in connection with

DIGITAL MUSICWORKS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the merger with the Company and the acquisition of certain assets of Rio Bravo Entertainment LLC, and (ii) 2,425,000 shares of common stock issued by DMGI to its founding stockholders and certain management personnel of DMGI.

The adjustments used in the preparation of this unaudited pro forma combined statement of operations are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of 2005, and are not necessarily representative of the Company’s results of operations for any future period since the companies were not under common management or control during the period presented.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Digital Music Group’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2005, or the 2006 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Financial Statements of Digital Music Group under Item 8 of Part II hereof.

(2) Financial Statement Schedule.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II hereof.

(3) Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. and certain of its shareholders.

10.4*	Office Lease Agreement dated October 27, 2005 between Digital Musicworks International, Inc. and CA-Point West Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. and Mitchell Koulouris.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. and Peter Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.8*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.9*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Peter Koulouris.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.12*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

Exhibit Number		Description

10.13	*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.14	*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director Nominee of Registrant.

10.15	*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.16	*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.17	*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development and Director of Registrant.

10.18	*	Employment Agreement dated September 26, 2005 with Clifford Haigler, Chief Financial Officer of Registrant

10.19	*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc.

10.20	*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc.

10.21	*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc.

10.22	*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc.

10.23	*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby Records.

10.24	*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby.

10.25	*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby.

10.26	*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc., as amended by Amendment No. 1 dated January 29, 2006.

23.1		Consent of Perry-Smith, LLP with respect to Digital Music Group, Inc.

23.2		Consent of Perry-Smith, LLP with respect to Digital Musicworks International, Inc.

24.1		Power of Attorney (see Signatures page).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.
**	Incorporated by reference from our Current Report on Form 8-K file on February 10, 2006.
†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/s/ MITCHELL KOULOURIS
Mitchell Koulouris President and Chief Executive Officer

Date: March 31, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mitchell Koulouris and Clifford Haigler, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL KOULOURIS Mitchell Koulouris	President and Chief Executive Officer and Director (principal executive officer)	March 31, 2006

/s/ CLIFFORD HAIGLER Clifford Haigler	Chief Financial Officer (principal financial and accounting officer)	March 31, 2006

/s/ CLAYTON TRIER Clayton Trier	Chairman of the Board and Director	March 31, 2006

/s/ DAVID ALTSCHUL David Altschul	Director	March 31, 2006

/s/ ROGER BISCAY Roger Biscay	Director	March 31, 2006

/s/ PETER CSATHY Peter Csathy	Director	March 31, 2006

/s/ TERRY HATCHETT Terry Hatchett	Director	March 31, 2006

/s/ JOHN KILCULLEN John Kilcullen	Director	March 31, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. and certain of its shareholders.

10.4*	Office Lease Agreement dated October 27, 2005 between Digital Musicworks International, Inc. and CA-Point West Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. and Mitchell Koulouris.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. and Peter Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.8*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.9*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Peter Koulouris.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.12*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.13*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.14*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director Nominee of Registrant.

10.15*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.16*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.17*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development and Director of Registrant.

Exhibit Number		Description

10.18	*	Employment Agreement dated September 26, 2005 with Clifford Haigler, Chief Financial Officer of Registrant

10.19	*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc.

10.20	*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc.

10.21	*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc.

10.22	*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc.

10.23	*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby Records.

10.24	*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby.

10.25	*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby.

10.26	*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc., as amended by Amendment No. 1 dated January 29, 2006.

23.1		Consent of Perry-Smith, LLP with respect to Digital Music Group, Inc.

23.2		Consent of Perry-Smith, LLP with respect to Digital Musicworks International, Inc.

24.1		Power of Attorney (see Signatures page).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.
**	Incorporated by reference from our Current Report on Form 8-K file on February 10, 2006.
†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.