Form 10-Q
period 2006-03-31
Digital Music Group, Inc.
filed 2006-05-15
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51761

Digital Music Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3365526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2151 River Plaza Drive, Suite 200

Sacramento, CA 95833

(Address of principal executive offices, including ZIP Code)

(916) 239-6010

(Registrant’s telephone number, including area code)

1545 River Park Drive, Suite 210

Sacramento, CA 95815

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

As of May 15, 2006, the registrant had 8,614,941 shares of Common Stock outstanding.

DIGITAL MUSIC GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL MUSIC GROUP, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$32,715,673	$468,490
Accounts receivable	516,588	244,278
Current portion of advance royalties	363,216	292,438
Prepaid expenses and other current assets	623,910	152,139

Total current assets	34,219,387	1,157,345

Furniture and equipment, net	295,563	162,153
Digital music rights, net	1,272,442	1,196,047
Royalty advances, less current portion	610,266	490,000
Other assets	29,210	12,074

Total assets	$36,426,868	$3,017,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245,239	$63,753
Accrued liabilities	169,190	315,027
Royalties payable	347,029	138,608
Accrued compensation and benefits	28,933	38,435
Current portion of capital lease obligations	69,442	44,540

Total current liabilities	859,833	600,363

Capital lease obligations, less current portion	28,002	—

Total liabilities	887,835	600,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized: 8,614,591 and 4,675,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	86,150	46,750
Additional paid-in capital	38,069,038	4,572,718
Accumulated deficit	(2,616,155)	(2,202,212)

Total stockholders’ equity	35,539,033	2,417,256

Total liabilities and stockholders’ equity	$36,426,868	$3,017,619

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenue	$720,648	$41,480
Cost of revenue:
Royalties and payments to content owners	348,526	14,411
Amortization of digital music rights	52,035	3,923

Gross profit	320,087	23,146
Selling, general and administrative expenses	950,664	534,406

Loss from operations	(630,577)	(511,260)
Interest income	219,620	2,295
Interest expense	(2,986)	(3,339)

Loss before income taxes	(413,943)	(512,304)
Income taxes	—	(800)

Net loss	$(413,943)	$(513,104)

Net loss per common share—basic and fully-diluted	$(0.07)	$(0.23)

Weighted average common shares outstanding—basic and fully-diluted	5,918,855	2,250,000

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(413,943)	$(513,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	17,886	8,139
Amortization of digital music rights	52,035	3,923
Royalty expense applied to advance royalties	68,956	2,326
Share-based compensation related to stock options and warrants issued	80,734	1,970
Changes in operating assets and liabilities:
Accounts receivable	(272,310)	(8,834)
Prepaid expenses and other current assets	(471,770)	14,980
Accounts payable	181,486	6,012
Accrued liabilities	(103,823)	(10,530)
Royalties payable	208,421	9,528
Accrued compensation and benefits	(9,502)	47,210

Net cash used in operating activities	(661,830)	(438,380)

Cash flows from investing activities:
Purchases of furniture and equipment	(73,505)	(4,952)
Purchases of digital music rights	—	(23,278)
Payments of advance royalties	(260,000)	(51,666)
Deposits on office and capital leases	(17,136)	—

Net cash used in investing activities	(350,641)	(79,896)

Cash flows from financing activities:
Proceeds from the sale of preferred stock	—	25,000
Proceeds from initial public offering of common stock	33,240,968	—
Proceeds from the exercise of options and warrants	43,873	—
Payment in lieu of the issuance of fractional shares	(450)	—
Proceeds from the issuance of restricted stock	150	—
Payments on capital lease obligations	(24,887)	(11,950)

Net cash provided by financing activities	33,259,654	13,050

Net increase (decrease) in cash and cash equivalents	32,247,183	(505,226)
Cash and cash equivalents, beginning of period	468,490	735,837

Cash and cash equivalents, end of period	$32,715,673	$230,611

Supplemental cash flow information:
Interest paid	$2,986	$3,089

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of warrant to underwriters	$620,529	$—

Purchase of digital music rights from Rio Bravo Entertainment LLC through the issuance of common stock	$243,750	$—

Reduction in contract for digital music rights	$115,320	$—

Purchase of furniture and equipment under capital lease obligations	$77,791	$—

Merger of Digital Music Group, Inc. and Digital Musicworks International, Inc.	$73,305	$—

Obligations under contracts to purchase digital music rights	$—	$61,591

The accompanying notes are an integral part of these financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION

Digital Music Group, Inc. (the “Company”) was incorporated in Delaware on April 11, 2005 for the purpose of pursuing digital music opportunities. In February 2006, the Company completed its initial public offering (the “IPO”) which involved the issuance of 3,900,000 shares of common stock, providing approximately $33,200,000 in net cash proceeds to the Company, after deducting underwriter discounts, commissions and other direct expenses related to the IPO. Concurrent with the closing of the IPO, the Company acquired all of the outstanding common stock of Digital Musicworks International, Inc., a California corporation, in exchange for 2,250,000 shares of the Company’s common stock. Also concurrently with the closing of the IPO, the Company acquired certain agreements for digital rights to music recordings and assumed certain distribution agreements of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby, in exchange for 25,000 shares of the Company’s common stock.

The financial statements for Digital Music Group, Inc. prior to February 7, 2006 (the effective closing date of the IPO and the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC), are the financial statements of Digital Musicworks International, Inc., which has been designated the Company’s acquiror for accounting purposes. The historical shareholders’ equity of Digital Musicworks International, Inc. has been restated for all periods prior to February 7, 2006 to give retroactive effect to the acquisition by the Company. The results of operations from the assets acquired from Rio Bravo Entertainment LLC and of the Company are included in the Company’s historical financial statements beginning on February 7, 2006.

The accompanying unaudited condensed financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes of the Company and Digital Musicworks International, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	ACQUISITIONS AND INITIAL PUBLIC OFFERING

On February 7, 2006, the Company completed its initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, the Company issued to the underwriters in the offering, warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and are exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants. The warrants have an estimated fair value at the date of issuance of $620,529 as determined in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.52%, and an expected term to exercise of 4.6 years. The fair value of the warrants was recorded as an offering cost. Accordingly, the total net proceeds from the Company’s IPO were approximately $32,600,000.

Also on February 7, 2006, the Company concurrently acquired Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in exchange for 2,250,000 and 25,000 shares, respectively, of the Company’s common stock. Digital Musicworks International, Inc. has been deemed the Company’s acquiror for accounting purposes. The Company had net liabilities and a stockholders’ deficit of $73,305 on the date of acquisition of Digital Musicworks International, Inc.

The purchase price of the assets acquired from Rio Bravo Entertainment LLC on February 7, 2006 totaled $243,750, which has been allocated to digital music rights. Such rights will be amortized over 24 months, the estimated remaining life of the assets.

The unaudited pro forma combined condensed statements of operations for the three months ended March 31, 2006 and 2005 presented below assume that the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC closed on January 1, 2006 and 2005, respectively:

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue	$783,844	$100,412
Cost of revenue	461,273	94,054

Gross profit	322,571	6,358
Selling, general and administrative expenses	961,288	537,496

Loss from operations	(638,717)	(531,138)
Interest income	219,620	2,295
Interest expense	(7,653)	(3,339)

Loss before income taxes	(426,750)	(532,182)
Income taxes	—	(800)

Net loss	$(426,750)	$(532,982)

Net loss per common share—basic and fully-diluted	$(0.06)	$(0.11)

Weighted average common shares outstanding—basic and fully-diluted	6,953,299	4,700,000

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three months ended March 31, 2006 include (i) for the entire quarter, the 2,250,000 shares issued to the shareholders of Digital Musicworks International, Inc., the 2,425,000 shares of the Company outstanding at the IPO date and the 25,000 shares issued in the acquisition of the Rio Bravo Entertainment LLC assets, and (ii) for the period from February 7, 2006 until March 31, 2006, the 3,900,000 shares issued in the IPO. Weighted average shares used in the calculation of the unaudited pro forma combined basic and fully-diluted net loss per share for the three months ended March 31, 2005 include (i) 2,275,000 shares issued in connection with the acquisitions of Digital Musicworks International, Inc. and the Rio Bravo Entertainment LLC assets, and (ii) 2,425,000 shares of the Company outstanding prior to the IPO date.

The adjustments used in the preparation of this unaudited pro forma combined condensed statement of operations are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma combined financial data do not purport to represent what the Company’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of the periods, and are not necessarily representative of the Company’s results of operations for any future period since the companies were not under common management or control during the period presented.

3.	CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $32.6 million and $432,000 in cash equivalents at March 31, 2006 and December 31, 2005, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

4.	DIGITAL MUSIC RIGHTS

The Company has acquired digital music rights from record labels, artists and other owners of such rights to various catalogs of music. Digital music rights comprise the following at:

	March 31, 2006	December 31, 2005
Digital music rights	$1,350,035	$1,221,605
Less accumulated amortization	(77,593)	(25,558)

	$1,272,442	$1,196,047

Amortization expense was $52,035 and $3,923 for the three month periods ended March 31, 2006 and 2005, respectively.

5.	ROYALTY ADVANCES

The Company has the exclusive right to distribute certain music catalogs pursuant to long-term agreements with the owners of the master recordings. The license agreements have initial terms ranging from seven to ten years and grant the Company the right to extend them for one additional term equal to the initial term. Pursuant to the agreements, the Company typically pays advance royalties that are to be recouped from the licensors’ share of future revenue which range from 25% to 50% of gross or net receipts, as defined in the agreements. At March 31, 2006, the Company was obligated to pay $615,000 in advance royalties as the master recordings and related metadata under these long-term agreements are received from the content owners in the next twelve months and to pay a total of $450,000 in equal quarterly installments through February 2016 as additional advances against future royalties.

6.	CAPITAL STOCK

Capital Stock

The Company completed its IPO on February 7, 2006 and issued 3,900,000 shares of its common stock. On February 7, 2006, the Company also issued 25,000 shares of its common stock to acquire certain assets of Rio Bravo Entertainment LLC and 2,250,000 shares of its common stock to acquire all of the outstanding common stock of Digital Musicworks International, Inc. In accordance with the merger agreement, fractional shares issuable in connection with the Digital Musicworks International, Inc. merger were converted to cash, resulting in 59 fewer shares being issued. Accordingly, upon completion of the IPO, there were 8,599,941 shares of the Company’s common stock outstanding.

Stock Purchase Agreement

In March 2006, the Company issued to one of its senior executives a restricted stock grant of 15,000 shares of the Company’s common stock at a purchase price of $0.01 per share, subject to a Company repurchase option at the original purchase price that lapses with respect to 5,000 shares six months following March 22, 2006, 5,000 shares on the first anniversary and the remaining 5,000 shares on the second anniversary of March 22, 2006, so long as the senior executive remains a service provider to the Company. As of March 31, 2006, 15,000 shares issued to the senior executive are subject to this restriction.

7.	INCOME TAXES

The Company has incurred net losses since its inception and has substantial net operating losses available for carryforward to reduce future taxable income for federal and state income tax reporting purposes. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards begin to expire in 2015. Under the provisions of the Internal Revenue Code, the amount and benefit from net operating loss carryforwards may be limited in certain circumstances, including a stock ownership change such as what occurred when Digital Musicworks International, Inc. was acquired in February 2006. The Company’s future tax benefits through March 31, 2006 have been fully offset by a valuation allowance due to the uncertainty of their ultimate recovery.

8.	SHARE-BASED COMPENSATION

At its inception, the Company elected early adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Compensation, which requires entities to recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Prior to January 1, 2006, the Company utilized Black-Scholes, a standard option pricing model, to estimate the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Beginning in the first quarter of 2006, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options because it accounts for changing employee behavior as the stock price changes and captures the observed pattern of increasing rates of exercise as the stock price increases.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the three months ended March 31, 2006 and 2005:

	2006	2005
Risk-free rate of return	4.64%	4.50%
Expected volatility	35.0%	75.0%
Expected life (in years)	5.3	6.0
Suboptimal exercise factor	2	n/a
Exit rate post-vesting	22.8%	n/a
Exit rate pre-vesting	19.0%	n/a

The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical trading data does not yet exist for the Company’s stock. The Company estimates the forfeiture rate for stock-based awards based on historical data.

The Company’s accounting acquiror, Digital Musicworks International, Inc. had 1,055,000 stock options outstanding at December 31, 2005, of which 68,689 were vested. As a result of the Company’s acquisition of Digital Musicworks International, Inc., and pursuant to Digital Musicworks International, Inc.’s 2004 Stock Plan, the remaining unvested options became exercisable immediately prior to the acquisition date. Options totaling 826,113 were exercised prior to the acquisition by the Company in February 2006, generating net proceeds of $41,193. The remaining 228,687 options of Digital Musicworks International, Inc. were forfeited, and its 2004 Stock Plan was terminated. On February 7, 2006, the Company acquired all of the common shares of Digital Musicworks International, Inc. at an exchange ratio of approximately one share of the Company’s stock for every 13.2 shares of Digital Musicworks International, Inc. common stock.

Stock option activity under the Company’s Amended and Restated 2005 Stock Plan is summarized as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—
Granted	276,000	$9.32 - $9.75

Outstanding at March 31, 2006	276,000	$9.32 - $9.75	$9.65	8.6	$—

Exercisable at March 31, 2006	6,000	$9.75	$9.75	9.8	$—

The weighted average grant-date estimated fair value of options granted during the quarter ended March 31, 2006 and non-vested options outstanding at March 31, 2006 was approximately $2.00.

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2005	500,000	$—
Issued	15,000	$7.75
Vested	(75,000)	$—

Non-vested at March 31, 2006	440,000	$0.26

The Company recorded a non-cash charge of $80,734 and $1,970 as a component of selling, general and administrative expenses related to share-based arrangements for the three month periods ended March 31, 2006 and 2005, respectively. The non-cash charge for the three months ended March 31, 2006 included $38,384 associated with the vesting of the Digital Musicworks International, Inc. stock options. As of March 31, 2006, the future pre-tax share-based compensation expense for stock option grants is $527,638 to be recognized in the remainder of 2006 through 2010. Future pre-tax share-based compensation expense for restricted stock awards is $109,792 to be recognized for the remainder of 2006 through 2008.

As of March 31, 2006, a total of 909,000 shares remained available for grant under the Company’s Amended and Restated 2005 Stock Plan.

9.	NET LOSS PER SHARE

Basic and fully-diluted net loss per share for the three months ended March 31, 2006 has been computed using the weighted-average number of shares of common stock outstanding of 5,918,855. Common stock equivalents consist of outstanding options and warrants to purchase shares of common stock and non-vested restricted stock. Outstanding stock options, warrants and non-vested restricted stock totaling 276,000, 273,000 and 15,000, respectively as of March 31, 2006, were excluded from the calculation of the weighted-average number of shares outstanding due to their antidilutive effect as a result of the Company’s net loss. Restricted stock issued to three senior executives in August 2005, of which 425,000 shares were non-vested at March 31, 2006 were nominal issuances and are included in basic and fully diluted earnings per share for the three months ended March 31, 2006.

The weighted-average number of shares of common stock used in the calculation of basic and fully-diluted net loss per share for the three months ended March 31, 2005 was 2,250,000, the number of shares issued by the Company in connection with the acquisition of Digital Musicworks International, Inc., the accounting acquiror for financial statement presentation purposes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “likely”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements relating to: our financial condition; results of operations; download activity; business strategy; future operating performance; industry growth trends; industry seasonality; contracts with online music stores; management focus and objectives; business prospects; the purchase and license of music recordings by us; the processing of music recordings by us; the delay in the delivery of tracks and related metadata to us by certain content owners and our efforts to accelerate such delivery; the delivery of music recordings to the online music stores; the new outlets we seek for our digital rights; the expansion of our equipment, software and other infrastructure; the digital rights acquisition terms we seek from content owners; payment of royalties by us; our capitalization and amortization policies; increases in future revenue and expenses; our plans to hire additional employees; our cash investment policy; and that our cash and cash equivalents will be adequate for the foreseeable future. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes of Digital Music Group, Inc. and Digital Musicworks International, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Our Business

Digital Music Group, Inc. was organized as a Delaware corporation in April 2005 to become a leading owner of digital rights to music and other sound recordings and distributor of these recordings to online music stores. In September 2005, we entered into a merger agreement to acquire Digital Musicworks International, Inc. and an asset purchase agreement to acquire certain assets of Rio Bravo Entertainment LLC, doing business as Psychobaby. The assets of Rio Bravo Entertainment LLC consisted solely of agreements for digital distribution rights to music recordings and its agreements with online music stores. Both of these acquisitions were completed concurrently with our initial public offering on February 7, 2006.

Digital Music Group, Inc. did not have an operating history separate from the operations of Digital Musicworks International, Inc. and the digital music distribution operations of Rio Bravo Entertainment LLC prior to the completion of such acquisitions. In addition, as Digital Musicworks International, Inc. has been identified in these transactions as the acquiror for accounting purposes, its historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc.

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

We provide digital music recordings to online music stores for purchase by consumers. We purchase or license music recordings in digital format from record labels, artists and other content owners. We process these recordings through our digital music processing system for delivery to leading and selected specialty online music stores through which our recordings become available for purchase via downloading. At March 31, 2006, we had the contractual rights to sell over 200,000 music recordings in digital format, including perpetual and long-term digital license rights to approximately 35,000 and 158,000 music recordings, respectively, and short-term distribution rights to over 7,000 music recordings.

As of March 31, 2006, approximately 65,000 of our music recordings were available for purchase by consumers at online music stores, including Apple iTunes Music Store, RealNetworks, Napster, Wal-Mart Music, MSN Music and Yahoo! Music. Our remaining music recordings as of that date were either not yet received by us from the content owners, not yet processed by us for delivery to online music stores, or not yet processed and made available for purchase by the online music stores. We are working to obtain delivery and process the remaining music recordings not currently in our possession to make them available for sale as quickly as possible. See “Factors Affecting Future Results” below.

Recent Developments

On February 7, 2006, we completed our initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, we issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the Warrants has an exercise price of $12.1875 per share, and are exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the Warrants. The Warrants had a fair value at the date of issuance of $620,529 which has been recorded as an offering cost. Accordingly, the total net proceeds from our IPO were approximately $32,600,000.

Concurrently with the closing of our initial public offering on February 7, 2006, we completed the acquisition of Digital Musicworks International, Inc., a California corporation, and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby. We acquired Digital Musicworks International, Inc. by way of merger and purchased certain assets of Rio Bravo Entertainment LLC consisting solely of agreements for digital distribution rights to music recordings and agreements with online music stores. We issued an aggregate of 2,275,000 shares of common stock to the shareholders of Digital Musicworks International, Inc. and to Rio Bravo Entertainment, LLC in connection with the acquisitions.

Results of Operations

Selected Financial and Operating Data

For financial statement presentation purposes, Digital Musicworks International, Inc. has been identified as our accounting acquiror. The following table sets forth selected statement of operations data and such data as a percentage of our revenue for the three month periods ended March 31, 2006 and 2005, as well as certain operating data regarding tracks available for sale and paid downloads during the periods. The statement of operations data for the three months ended March 31, 2006 includes the results of operations for Digital Musicworks International, Inc. for the period from January 1, 2006 through February 6, 2006 and the combined operations of Digital Musicworks International, Inc., certain assets of Rio Bravo Entertainment, LLC, and Digital Music Group, Inc. for the period from February 7, 2006, the date of acquisition, through March 31, 2006. The statement of operations data and operating data for the three months ended March 31, 2005 includes only the results of Digital Musicworks International, Inc.

	For the Three Months Ended
	March 31, 2006		March 31, 2005
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$720,648	100.0%	$41,480	100.0%
Cost of revenue:
Royalties and payments to content owners	348,526	48.4%	14,411	34.7%
Amortization of digital music rights	52,035	7.2%	3,923	9.5%

Gross profit	320,087	44.4%	23,146	55.8%
Selling, general and administrative expenses	950,664	131.9%	534,406	1,288.3%
Interest, taxes and other income (expense), net	216,634	30.1%	(1,844)	(4.5%)

Net loss	$(413,943)	(57.4)%	$(513,104)	(1,237.0)%

Operating Data:
Average number of tracks available for sale during quarter	44,000		1,900
Number of tracks available for sale at end of quarter	65,000		2,300
Number of paid downloads during quarter	1,010,000		56,400

Sources of Revenue, Costs and Expenses

        Our revenue is derived primarily from online music stores that offer our music recordings on a pay-per-download or subscription basis. Our digital rights to these music recordings are held through a combination of purchase agreements, long-term license agreements and short-term distribution agreements. Apple iTunes, the most popular online music store, accounted for approximately 89% and 78% of our revenue during the three month periods ended March 31, 2006 and 2005, respectively. The amount we receive per download is negotiated in advance at the time we enter into an agreement with an online music store. Although we negotiate with each store separately, our experience is that the percentage of the retail price paid to rights holders does not vary significantly across music stores. Our revenue is derived by the number of times our music recordings are downloaded times the negotiated download rate, which is currently approximately $0.70 per download. Paid downloads are driven by the number of music recordings, or tracks, we have available for purchase at the online music stores and the number of times each track is purchased for download by consumers. The early-stage nature of the entire digital music industry and our limited operating history have not allowed us to identify seasonality in our business, although we suspect that the fourth quarter of the calendar year may have seasonally higher sales for digital music, just as it is the highest quarter for sales of recorded music in physical format.

Cost of revenue consists of (i) royalties to artists and publishers, (ii) revenue sharing payments based on long-term license or short-term distribution agreements with content owners, (iii) amortization of costs to acquire digital rights to music recordings, and (iv) reserves or write-downs in capitalized digital music rights or advances that may be deemed necessary from time-to-time. We purchase or license the digital rights to previously recorded music and have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties are a statutory rate in the United States of America, which was $0.085 per music recording sold during 2005, which increased to $0.091 in January 2006. As part of our negotiations to acquire the digital rights to music recordings, the content owner from whom we license the recordings will often pay certain or all of these artist and publisher royalties. We also enter into long-term license agreements with content owners that also typically include a revenue sharing arrangement whereby the content owner receives 25% to 50% of the revenue earned (after certain deductions) over the term of the agreement. In most cases, as an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is expensed as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, we are not responsible for any artists or publishers royalties and we make no upfront or fixed payments to the content owner at the time we enter into the agreement. Therefore, the revenue sharing percentage retained by the content owner (generally 80% to 85%) is substantially higher than under long-term license agreements. We also capitalize the acquisition costs of our perpetual and long-term digital rights and amortize these amounts over the shorter of seven years or the length of the contract, which we believe reasonably relates the amount of amortization to the revenue expected to be generated.

Selling, general and administrative expenses include all costs associated with processing music recordings and operating the business. We have incurred losses since inception. As of March 31, 2006, these losses, which include losses generated by Digital Musicworks International, Inc. prior to its acquisition by us, totaled approximately $2.6 million. Although we expect an increase in future revenue, we are likely to continue to incur losses during 2006 as a result of higher selling, general and administrative expenses. These increased selling, general and administrative expenses will be caused primarily by adding personnel dedicated to business development, accounting and operations and for other reasons described below under “Factors Affecting Future Results.”

Comparison of Three Months Ended March 31, 2006 to 2005

Revenue. Revenue increased to $720,648 for the three months ended March 31, 2006 from $41,480 for the three months ended March 31, 2005. Total paid downloads increased to approximately 1,010,000 for the three months ended March 31, 2006 from approximately 56,400 for the three months ended March 31, 2005. The increase in the number of paid downloads was driven by the increase in tracks under contract and made available for purchase. This increase was partially offset by a decline in the average monthly download rate per to track to approximately 7.7 times during the three months ended March 31, 2006 from approximately 10.0 times during the three months ended March 31, 2005, which we believe was due primarily to the relatively small number of tracks available during last year’s first quarter which included certain more popular recordings. The average number of tracks available for purchase totaled approximately 44,000 and 1,900 during the three months ended March 31, 2006 and 2005, respectively. The increase in the average number of tracks available reflects the increase in new tracks under contract which were processed by us and made available by the online music stores, and the acquisition on February 7, 2006 of certain assets of Rio Bravo Entertainment LLC, representing approximately 6,000 tracks.

Cost of revenue. Our royalties and payments to content owners increased to $348,526 for the three months ended March 31, 2006 compared to $14,411 for the three months ended March 31, 2005. The increase is mainly related to the increase in revenue. The amortization of digital music rights expense increased to $52,035 for the three months ended March 31, 2006 compared to $3,923 for the three months ended March 31, 2005. This increase in amortization expense is primarily due to the purchase of certain assets of Rio Bravo Entertainment LLC on February 7, 2006. The $243,750 purchase price for these assets was allocated to digital music rights and is being amortized over 24 months.

Selling, general and administrative expenses. The following table sets forth the individual components of selling, general and administrative expenses for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended
	March 31, 2006		March 31, 2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$442,298	46.5%	$274,724	51.4%
Professional fees	186,050	19.6%	94,518	17.7%
Share-based compensation	80,734	8.5%	1,970	0.4%
Travel-related expenses	44,467	4.7%	46,113	8.6%
Other	197,115	20.7%	117,081	21.9%

Total	$950,664	100.0%	$534,406	100.0%

Selling, general and administrative expenses increased to $950,664 for the three months ended March 31, 2006 from $534,406 for the three months ended March 31, 2005. Selling, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in employees and resulting payroll costs, professional fees, insurance costs, board fees and other expenses as we began to expand our infrastructure in order to acquire rights to additional music recordings, to process an increasing number of tracks for sale, and to meet our obligations as a public company. We expect our selling, general and administrative expenses to increase further during 2006 as we expand business development, operations and accounting activities.

Share-based compensation expense for the three months ended March 31, 2006, included $38,384 associated with the accelerated vesting of Digital Musicworks International, Inc. stock options in connection with our merger and $42,350 in connection with stock options and restricted stock issued during the quarter. Beginning in the first quarter of 2006, we determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options because it accounts for changing employee behavior as the stock price changes and captures the observed pattern of increasing rates of exercise as the stock price increases.

Interest, taxes and other income, net. Interest income increased to $219,620 for the three months ended March 31, 2006 from $2,295 for the three months ended March 31, 2005, due to the temporary investment in money market funds and highly-rated commercial paper of the net cash proceeds from our initial public offering of common stock, which closed on February 7, 2006. Interest expense and taxes were not significant.

Liquidity and Capital Resources

Our operating activities resulted in net cash outflows of $661,830 during the three months ended March 31, 2006 as a result of net losses from operations and increased working capital needs.

Our investing activities resulted in net cash outflows of $350,641 during the three months ended March 31, 2006, to purchase fixed assets, pay cash advances for license rights and deposits on office and capital leases.

Our financing activities provided cash of $33,259,654 during the first quarter of 2006, primarily from our initial public offering, including the exercise of options and warrants in connection therewith, partially offset by payments on capital lease obligations.

As of March 31, 2006, we had cash and cash equivalents of $32.7 million and working capital of $33.4 million. Included in cash and cash equivalents are cash equivalents of approximately $32.6 million which was comprised of investments in money market funds and commercial paper with original maturities of less than 90 days as of that date. Our current principal sources of liquidity are our cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, working capital requirements, and capital expenditure requirements, including acquisitions of digital music rights and upfront payments in connection with new content distribution agreements, for the foreseeable future. However, we may seek to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities.

Off Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements.

Factors Affecting Future Results

We expect our revenue to increase substantially over future periods. We presently have the digital rights to over 200,000 music recordings. Approximately 65,000 of these recordings were available for sale at online music stores at March 31, 2006. A significant focus of management is presently on obtaining delivery of and processing the remaining tracks to make them available for sale as quickly as practicable. However, the owners of over 100,000 tracks under contract are currently behind in their delivery schedules under long-term licensing and distribution agreements we signed last year. While we are working diligently with these content owners to obtain delivery of the master recordings and metadata, this situation is causing operational inefficiencies and adversely affecting our ability to meet our internal goals for increasing the number of tracks available online. We have assigned additional operations resources to work directly on-site with certain content owners and are prepared to efficiently process the remaining tracks once they are received. Once processed in the appropriate digital format, the music recordings will be transmitted to the online music stores for posting. We do not control the timing of the processing by the online music stores. Historically, this process has taken up to several weeks, although we have recently experienced longer delays. Additionally, once they are made available for sale by online stores, there is no assurance that the added tracks will be as popular with consumers and generate revenue at the same rate as those currently available for purchase. In addition, there is no assurance that our tracks currently available will generate the same rate of downloads and revenue in the future.

We also expect our operating expenses to increase throughout the remainder of 2006 for the following reasons:

•	Business Development. Since March 31, 2006, we have contracted with several consultants to assist us with aggressively evaluating and acquiring additional catalogs of music recordings. We may also hire additional business development and musicologist employees and we will incur added travel and legal costs in pursuing catalog acquisitions.

•	Digital Music Processing. In order to expeditiously process the music catalogs we have previously acquired, as well as catalogs we anticipate acquiring in the future, we will continue to invest in expanding and enhancing our digital music processing operations. Since the closing of our initial public offering in February 2006, we have increased our operations and marketing staff from four full-time employees and three contractors to ten employees and three contractors. We have also made capital investments to expand our processing capacity and fine-tune our processes. Such expenditures will increase our depreciation expense. We also expect to incur travel and other expenses in connection with our efforts to assist certain content owners to deliver tracks to us for processing.

•	Accounting and Reporting. Since March 31, 2006, we have increased our accounting and administrative staff from four to six full-time employees to comply with the requirements of being a public company. In addition, we have made capital expenditures to expand our accounting and royalty payment processing systems that will increase our depreciation expense. We expect that our costs associated with royalty payment processing will continue to increase to accommodate increasing numbers of music recordings under management.

•	Public Company. Our general and administrative expenses will increase due to being a public company, including the cost of periodic public reporting, investor relations, fees to independent directors, insurance and additional legal and auditing fees.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We receive payment from the online music stores in U.S. dollars for all sales to consumers in the United States. For those online music stores which sell our music recordings to consumers in foreign countries, sales and payments to us are based on local currency, which is converted to U.S. dollars at the month-end market-based foreign exchange rate. For the three months ended March 31, 2006, approximately 16% of our pro forma combined revenue was derived on this basis from consumers in Europe, Japan and Canada. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenues.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our invested cash and cash equivalents of approximately $32.6 million at March 31, 2006, a one percent change in interest rates could cause a change in our interest income of approximately $326,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

As of March 31, 2006, we have used a portion of the proceeds from our initial public offering in February 2006 to advance royalty payments for music recordings in the amount of $260,000; for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system of approximately $74,000; and approximately $235,000 for general corporate purposes. As of March 31, 2006 we have approximately $32.7 million of the net proceeds from our initial public offering in cash and cash equivalents.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Mitchell Koulouris.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Peter Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.8*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.9*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Peter Koulouris.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.12*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.13*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.14*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.

10.15*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.16*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.17*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.

10.18	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.

10.19*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).

10.20*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).

10.21*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).

10.22*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).

10.23*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.

10.24*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.25*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.26*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.

**	Incorporated by reference from our Current Report on Form 8-K filed on February 10, 2006.

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/s/ Karen B. Davis
Karen B. Davis
Chief Financial Officer

Date: May 15, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Mitchell Koulouris.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Peter Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.8*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.9*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Peter Koulouris.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.12*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.13*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.14*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.

10.15*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.16*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.17*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.

10.18	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.

10.19*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).

10.20*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).

10.21*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).

10.22*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).

10.23*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.

10.24*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.25*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.26*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.

**	Incorporated by reference from our Current Report on Form 8-K filed on February 10, 2006.

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.