Form 10-Q
period 2006-06-30
Digital Music Group, Inc.
filed 2006-08-14
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company: Yes  ☐    No  ☒

As of August 11, 2006, the registrant had 8,614,941 shares of Common Stock outstanding.

Digital Music Group, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL MUSIC GROUP, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,112,537	$468,490
Accounts receivable	302,609	244,278
Current portion of advance royalties	345,352	292,438
Prepaid expenses and other current assets	548,263	152,139

Total current assets	31,308,761	1,157,345
Furniture and equipment, net	389,492	162,153
Digital music rights, net	1,494,884	1,196,047
Master recordings, net	1,581,872	—
Royalty advances, less current portion	1,258,506	490,000
Other assets	39,142	12,074

Total assets	$36,072,657	$3,017,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$340,130	$63,753
Accrued liabilities	71,192	315,027
Royalties payable	385,559	138,608
Accrued compensation and benefits	65,997	38,435
Current portion of capital lease obligations	58,480	44,540

Total current liabilities	921,358	600,363
Capital lease obligations, less current portion	24,621	—
Other long-term liabilities	106,326	—

Total liabilities	1,052,305	600,363

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized: 8,614,941 and 4,675,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	86,150	46,750
Additional paid-in capital	38,139,722	4,572,718
Accumulated deficit	(3,205,520)	(2,202,212)

Total stockholders’ equity	35,020,352	2,417,256

Total liabilities and stockholders’ equity	$36,072,657	$3,017,619

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenue	$839,539	$53,560	$1,560,187	$95,040
Cost of revenue:
Royalties and payments to content owners	386,799	18,485	735,325	32,897
Amortization of digital music rights	82,813	5,065	134,848	8,987
Write-down of non-productive assets	—	73,442	—	73,442

Gross profit	369,927	(43,432)	690,014	(20,286)
Operating, general and administrative expenses	1,344,198	337,120	2,294,862	871,527

Loss from operations	(974,271)	(380,552)	(1,604,848)	(891,813)
Interest income	388,386	602	608,006	2,898
Interest expense	(3,080)	(4,320)	(6,066)	(7,659)

Loss before income taxes	(588,965)	(384,270)	(1,002,908)	(896,574)
Income taxes	(400)	—	(400)	(800)

Net loss	$(589,365)	$(384,270)	$(1,003,308)	$(897,374)

Net loss per common share—basic and diluted	$(0.07)	$(0.17)	$(0.14)	$(0.40)

Weighted average common shares outstanding—basic and diluted	8,599,941	2,250,000	7,266,804	2,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,003,308)	$(897,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	47,183	16,528
Amortization of digital music rights and master recordings	134,848	8,987
Royalty expense applied to advance royalties	249,393	4,898
Deferred rent	31,326	—
Share-based compensation related to stock options, warrants and restricted shares issued	159,883	3,425
Write-down of non-productive assets	—	73,442
Changes in operating assets and liabilities:
Accounts receivable	(58,331)	(16,624)
Prepaid expenses and other current assets	(396,124)	14,980
Accounts payable	276,377	8,384
Accrued liabilities	(201,821)	51,855
Royalties payable	246,951	20,049
Accrued compensation and benefits	27,562	21,100

Net cash used in operating activities	(486,061)	(690,350)

Cash flows from investing activities:
Purchases of furniture and equipment	(196,731)	(4,953)
Purchases of digital music rights	(294,803)	(84,695)
Purchases of master recordings	(1,517,324)	—
Payments of advance royalties	(1,070,813)	(95,195)
Deposits and trademark costs	(27,068)	—

Net cash used in investing activities	(3,106,739)	(184,843)

Cash flows from financing activities:
Proceeds from the sale of preferred stock	—	25,000
Proceeds from initial public offering of common stock	33,232,055	—
Proceeds from the exercise of options and warrants	43,873	—
Proceeds from the issuance of restricted stock	150	—
Proceeds from the issuance of subordinated notes payable	—	230,000
Payments on capital lease obligations	(39,231)	(18,022)

Net cash provided by financing activities	33,236,847	236,978

Net increase (decrease) in cash and cash equivalents	29,644,047	(638,215)
Cash and cash equivalents, beginning of period	468,490	735,837

Cash and cash equivalents, end of period	$30,112,537	$97,622

Supplemental cash flow information:
Interest paid	$6,066	$7,658

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of warrant to underwriters	$620,529	$—

Purchase of certain assets of Rio Bravo Entertainment LLC through the issuance of common stock	$243,750	$—

Reduction in contract for digital music rights	$115,320	$—

Purchase of furniture and equipment under capital lease obligations	$77,791	$—

Holdback for purchase of master recordings	$75,000	$—

Merger between Digital Music Group, Inc. and Digital Musicworks International, Inc.	$73,305	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION

Digital Music Group, Inc. (the “Company”) was incorporated in Delaware on April 11, 2005 for the purpose of pursuing digital music opportunities. In February 2006, the Company completed its initial public offering (the “IPO”) which involved the issuance of 3,900,000 shares of common stock, providing approximately $33,200,000 in net cash proceeds to the Company, after deducting underwriter discounts, commissions, and other direct expenses related to the IPO. Concurrent with the closing of the IPO, the Company acquired all of the outstanding common stock of Digital Musicworks International, Inc., a California corporation, in exchange for 2,250,000 shares of the Company’s common stock. Also concurrently with the closing of the IPO, the Company acquired certain agreements for digital rights to music recordings and assumed certain distribution agreements of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby, in exchange for 25,000 shares of the Company’s common stock.

The financial statements for Digital Music Group, Inc. prior to February 7, 2006 (the effective closing date of the IPO and the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC), are the financial statements of Digital Musicworks International, Inc., which has been designated the Company’s “accounting acquiror” for accounting purposes. The historical shareholders’ equity of Digital Musicworks International, Inc. has been restated for all periods prior to February 7, 2006 to give retroactive effect to the acquisition by the Company. The results of operations from the assets acquired from Rio Bravo Entertainment LLC and of the Company are included in the Company’s historical financial statements beginning on February 7, 2006.

The accompanying unaudited condensed financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes of the Company and Digital Musicworks International, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	ACQUISITIONS AND INITIAL PUBLIC OFFERING

On February 7, 2006, the Company completed its initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, the Company issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and are exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants. The warrants had an estimated fair value at the date of issuance of $620,529 as determined in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.52%, and an expected term to exercise of 4.6 years. The fair value of the warrants was recorded as an offering cost. Accordingly, the total net proceeds from the Company’s IPO were approximately $32,600,000.

Also on February 7, 2006, the Company concurrently acquired Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in exchange for 2,250,000 and 25,000 shares, respectively, of the Company’s common stock. Digital Musicworks International, Inc. has been deemed the Company’s acquiror for accounting purposes. The Company had net liabilities and a stockholders’ deficit of $73,305 on the date of acquisition by Digital Musicworks International, Inc.

The purchase price of the assets acquired from Rio Bravo Entertainment LLC on February 7, 2006 totaled $243,750, which has been allocated to digital music rights. Such rights are being amortized over 24 months, the estimated remaining life of the assets.

The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2006 and 2005 presented below assume that the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC were closed on January 1, 2006 and 2005, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenue	$839,539	$123,260	$1,623,383	$223,672
Cost of revenue:
Royalties and payments to content owners	386,799	70,665	785,881	130,328
Amortization of master recordings and digital music rights	82,813	35,534	145,004	69,925
Write-down of non-productive assets	—	73,442	—	73,442

Gross profit	369,927	(56,381)	692,498	(50,023)
Operating, general and administrative expenses	1,344,198	358,184	2,305,486	895,681

Loss from operations	(974,271)	(414,565)	(1,612,988)	(945,704)
Interest income	388,386	602	608,006	2,898
Interest expense	(3,080)	4,320	(10,733)	7,659

Loss before income taxes	(588,965)	(418,283)	(1,015,715)	(950,465)
Income taxes	(400)	—	(400)	(800)

Net loss	$(589,365)	$(418,283)	$(1,016,115)	$(951,265)

Net loss per common share—basic and diluted	$(0.07)	$(0.09)	$(0.13)	$(0.20)

Weighted average common shares outstanding—basic and diluted	8,599,941	4,700,000	7,781,169	4,700,000

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three months and six months ended June 30, 2006 include (i) for the entire period, the 2,250,000 shares attributable to Digital Musicworks International, Inc., the 2,425,000 shares of the company outstanding at the IPO date and the 25,000 shares issued in connection with the acquisition of the Rio Bravo Entertainment LLC assets, and (ii) from February 7, 2006 until the end of the period, the 3,900,000 shares sold in the IPO. Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three months and six months ended June 30, 2005 include (i) 2,275,000 shares of Common Stock issued in connection with the acquisitions of Digital Musicworks International, Inc. and the Rio Bravo Entertainment LLC assets, and (ii) 2,425,000 shares of the Company.

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

3.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company may invest its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $30.1 million and $468,000 in cash and cash equivalents at June 30, 2006 and December 31, 2005, respectively.

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

The Company has acquired digital music rights from record labels, artists and other owners of such rights to various catalogs of music. The cost of acquiring these rights is capitalized and amortized using the straight-line method over the shorter of the term of the related agreement or seven years, which management believes reasonably relates the amount of amortization to the revenue expected to be realized.

Digital music rights comprise the following at:

	June 30, 2006	December 31, 2005
Digital music rights	$1,644,838	$1,221,605
Less accumulated amortization	(149,954)	(25,558)

	$1,494,884	$1,196,047

Amortization expense was $72,361 and $5,065 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense was $124,396 and $8,987 for the six months ended June 30, 2006 and 2005, respectively.

5.	MASTER RECORDINGS

The Company from time-to-time acquires master recordings, including all the rights (digital, physical and otherwise) to such recordings. The cost of acquiring master recordings is capitalized and amortized using the straight-line method over ten years, which management believes reasonably relates to the amount of amortization to the revenue expected to be realized.

Master recordings comprise the following at:

	June 30, 2006	December 31, 2005
Master recordings	$1,592,324	$—
Less accumulated amortization	(10,452)	—

	$1,581,872	$—

Amortization expense was $10,452 and $0 for the three month and six month periods ended June 30, 2006 and 2005, respectively.

6.	ROYALTY ADVANCES

The Company has the exclusive right to distribute certain music catalogs in certain geographic areas pursuant to long-term agreements with the owners of the master recordings. The license agreements have initial terms ranging from five to ten years and, in most cases, grant the Company the right to extend the agreement for one additional term equal to the initial term. Pursuant to the license agreements, the Company typically pays advance royalties that are to be recouped from the content owners’ share of future revenue which range from 25% to 50% of gross or net receipts, as defined in the agreements. At June 30, 2006, the Company is obligated to pay $1,672,634 over the next twelve months in additional advance royalties as the master recordings and related metadata under these long-term agreements are received from the content owners for processing by the Company and to pay a total of $450,000 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement.

7.	CAPITAL STOCK

Capital Stock

The Company completed its IPO on February 7, 2006 and issued 3,900,000 shares of its common stock. On February 7, 2006, the Company also issued 25,000 shares of its common stock to acquire certain assets of Rio Bravo Entertainment LLC and 2,250,000 shares of its common stock to acquire all of the outstanding common and preferred stock of Digital Musicworks International, Inc. In accordance with the merger agreement, fractional shares issuable in connection with the Digital Musicworks International, Inc. merger were converted to cash, resulting in 59 fewer shares being issued. Accordingly, upon completion of the IPO, there were 8,599,941 shares of the Company’s common stock outstanding.

Restricted Stock Grant

In March 2006, the Company issued to one of its senior executives a restricted stock grant of 15,000 shares of the Company’s common stock at a purchase price of $0.01 per share, subject to a Company repurchase option at the original purchase price that lapses with respect to 5,000 shares six months following March 22, 2006, 5,000 shares on the first anniversary and the remaining 5,000 shares on the second anniversary of March 22, 2006, so long as the senior executive remains a service provider to the Company. The fair value of the restricted shares at the date they were issued is being charged to operating expense over the vesting period, and the shares will be included as outstanding for purposes of calculating basic earnings per share as the restrictions lapse.

8.	INCOME TAXES

The Company has incurred net losses since its inception and has substantial net operating losses available for carryforward to reduce future taxable income for federal and state income tax reporting purposes. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards begin to expire in 2015. Under the provisions of the Internal Revenue Code, the amount and benefit from net operating loss carryforwards may be limited in certain circumstances, including a stock ownership change such as what occurred when Digital Musicworks International, Inc. was acquired in February 2006. The Company’s future tax benefits through June 30, 2006 have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization.

9.	SHARE-BASED COMPENSATION

At its inception in 2005, the Company elected early adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Compensation, which requires entities to recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Prior to January 1, 2006, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Beginning in the first quarter of 2006, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options because it accounts for changing employee behavior as the stock price changes and captures the observed pattern of increasing rates of exercise as the stock price increases.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the six months ended June 30, 2006 and 2005:

	2006	2005
Risk-free rate of return	4.66%	4.50%
Expected volatility	35.0%	75.0%
Expected life (in years)	5.3	6.0
Suboptimal exercise factor	2	n/a
Exit rate post-vesting	22.8%	n/a
Exit rate pre-vesting	19.0%	n/a

The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical trading data does not yet exist for the Company’s stock. The Company estimates the forfeiture rate for stock-based awards based on historical data. The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected option terms.

The Company’s accounting acquiror, Digital Musicworks International, Inc., had 1,055,000 outstanding stock options at December 31, 2005, of which 68,689 were vested. As a result of the Company’s acquisition of Digital Musicworks International, Inc., and pursuant to Digital Musicworks International, Inc.’s 2004 Stock Plan, the remaining unvested options became exercisable immediately prior to the acquisition date. Options totaling 826,313 were exercised prior to the acquisition in February 2006, generating net proceeds of $41,103. The remaining 228,687 options of Digital Musicworks International, Inc. were forfeited, and its 2004 Stock Plan was terminated. On February 7, 2006, the Company acquired all of the common shares of Digital Musicworks International, Inc. at an exchange ratio of approximately one share of the Company’s stock for every 13.2 shares of Digital Musicworks International, Inc. common stock.

Stock option activity under the Company’s Amended and Restated 2005 Stock Plan is summarized as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value 000’s
Outstanding at December 31, 2005	—
Granted	295,000	$6.38 - $9.75

Outstanding at June 30, 2006	295,000	$6.38 - $9.75	$9.50	8.2 Years	$—

Exercisable at June 30, 2006	24,000	$9.75	$9.75	9.7 Years	$—

The weighted average estimated grant-date fair value of options granted during the six months ended June 30, 2006 and non-vested options outstanding at June 30, 2006 was $1.98.

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	500,000	$—
Issued	15,000	$9.70
Vested	(150,000)	$—

Nonvested at June 30, 2006	365,000	$0.40

Subsequent to June 30, 2006, 116,667 nonvested shares were vested in connection with the resignation of one of the Company’s officers.

The Company recorded a non-cash charge of $79,149 and $1,455 as a component of operating, general and administrative expenses related to share-based arrangements for the three months ended June 30, 2006 and 2005, respectively, and $159,883 and $3,425 for the six months ended June 30, 2006 and 2005, respectively. The non-cash charge for the six months ended June 30, 2006 included $38,384 associated with the vesting of the Digital Musicworks International, Inc. stock options. As of June 30, 2006, the future pre-tax share-based compensation expense for stock options grants is $498,567 to be recognized in the remainder of 2006 through 2010. Future pre-tax share-based compensation expense for restricted stock is $108,350 to be recognized in the remainder of 2006 through 2008.

As of June 30, 2006, a total of 890,000 shares remained available for grant under the Company’s Amended and Restated 2005 Stock Plan.

10.	NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding for the three and six month periods ended June 30, 2006 of 8,599,941 and 7,266,804, respectively. Common stock equivalents include outstanding stock options, warrants and non-vested restricted stock totaling 295,000, 273,000 and 15,000 shares, respectively, as of June 30, 2006, all of which were issued during 2006. These were excluded from the calculation of the weighted-average number of shares outstanding due to their antidilutive effect. Restricted stock issued to three senior executives in August 2005, of which 350,000 shares were non-vested at June 30, 2006, were nominal issuances and are included in basic and diluted earnings per share for the three month and six month periods ended June 30, 2006.

The weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share for the three month and six month periods ended June 30, 2005 was 2,250,000, the number of shares issued by the Company in connection with the acquisition of Digital Musicworks International, Inc., the accounting acquiror for financial statement presentation purposes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “likely”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements relating to: our financial condition; results of operations; download activity; the impact of new catalogs on overall download rates; business strategy; future operating performance; industry growth trends; industry seasonality; contracts with online music stores; management focus and objectives; business prospects; the purchase and license of music and video recordings by us; the processing of music and video recordings by us; our plans to begin distribution of music video in the fourth quarter of 2006; our ability to process video recordings without the need for significant additional investment in our operations; our expectations for being paid $1.40 per download for music videos; our reliance on online music stores to process and make available our music recordings and video content; the delay in the delivery of tracks and related metadata to us by certain content owners and our efforts to accelerate such delivery and revise delivery schedules; the delivery of music recordings to the online music stores; expected delays by the online music stores in processing our content; our efforts to accelerate the rate at which our content is made available for sale at the stores; the new outlets we seek for our digital rights; the expansion of new sales channels and our intentions for release of content into such channels; our internal track and video processing capabilities; the expansion of our equipment, software and other infrastructure; the digital rights and master recordings acquisition terms we seek from content owners; payment of royalties by us; our capitalization and amortization policies; increases in future revenue; our expectations for increases in operations, general and administrative expenses; non-recurring severance expense; our plans to hire additional employees; our cash investment policy; and that our cash and cash equivalents will be adequate for the foreseeable future. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors “in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Digital Music Group, Inc. did not have an operating history separate from the operations of Digital Musicworks International, Inc. and the digital music distribution operations of Rio Bravo Entertainment LLC prior to the completion of such acquisitions. In addition, as Digital Musicworks International, Inc. has been identified in these transactions as the acquiror for accounting purposes, accordingly, historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc.

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

We provide digital music recordings to online music stores for purchase by consumers. We purchase or license music recordings in digital format from record labels, artists and other content owners. We process these recordings through our digital music processing system for delivery to leading and selected specialty online music stores through which our recordings become available for purchase via downloading. Through June 30, 2006, we have obtained the contractual rights to sell over 200,000 music recordings in digital format, including perpetual and long-term digital license rights to approximately 35,000 and approximately 160,000 music recordings, respectively, and short-term distribution rights to approximately 5,000 music recordings. We have also acquired over 4,000 master recordings which give the Company all rights (digital, physical and otherwise) to the music recordings.

As of June 30, 2006, approximately 73,000 of our music recordings were available for purchase by consumers at online music stores including the iTunes Music Store, RealNetworks, Napster, Wal-Mart Music, MSN Music and Yahoo! Music. Also as of that date, we had internally processed and delivered approximately 70,000 additional music recordings that had not yet been processed and made available for purchase by the online music stores. Our remaining music recordings as of that date were either not yet received by us from the content owners or not yet processed by us. We are working with content owners to obtain delivery and process the remaining music recordings not currently in our possession and with online stores to make all the recordings we have delivered to them available for sale as quickly as possible. See “Factors Affecting Future Results” below.

In August 2006, we announced the acquisition of music video content through long-term distribution agreements which we intend to distribute for sale to consumers through the iTunes Music Store, Google Video and other sales channels as they become available. The processing of music video content is similar to the processing of music recordings, and we believe that we have the technical ability and capacity to make this content available for sale without significant additional investment in our current operations. We plan to begin distribution of music video in the fourth quarter of 2006.

Recent Developments

On February 7, 2006, we completed our initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, we issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and is exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants. The warrants had an estimated fair value at the date of issuance of $620,529, which has been recorded as an offering cost. Accordingly, the total net proceeds from our IPO were approximately $32,600,000.

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

Key Business Metrics

Our revenue is derived primarily from online stores that offer music recordings on a pay-per-download or subscription basis. We also derive revenue from online stores that offer music recordings on a streaming basis. Our digital rights to these music recordings are held through a combination of purchase agreements, long-term license agreements and short-term distribution agreements and, in some cases, we have acquired the master recordings and all the rights thereto (digital, physical and otherwise). Apple iTunes, the most popular online music store, accounted for approximately 88%, 78%, 88% and 77% of our revenue during the three month periods ended June 30, 2006 and 2005, and the six month periods ended June 30, 2006 and 2005, respectively. The amount we receive per download is negotiated in advance at the time we enter into an agreement with an online music store. Although we negotiate with each store separately, our experience is that the percentage of the retail price paid to rights holders does not vary significantly across music stores. Our revenue is derived by the number of times our music recordings are downloaded multiplied by the negotiated download rate to be paid to us by the online store, which is currently approximately $0.70 per download for distribution in the United States and up to approximately $0.85 per download for distribution outside the United States. We expect to begin distribution of music videos through online stores in the fourth quarter of 2006 at a negotiated download rate to be paid to us of approximately $1.40 per download. Paid downloads are driven by the number of recordings we have available for purchase at the online stores and the average number of times each recording is purchased for download by consumers.

Cost of revenue consists of (i) royalties to artists and publishers, (ii) revenue sharing payments based on long-term license or short-term distribution agreements with content owners, (iii) amortization of costs to acquire master recordings or digital rights to music or video recordings, and (iv) reserves or write-downs in capitalized digital rights or advances that may be deemed necessary from time-to-time. We purchase or license the digital rights to previously recorded music or videos and have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations for music recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music recordings are a statutory rate in the United States of America, which was $0.085 per music recording sold during 2005, which increased to $0.091 in January 2006. The royalties for music video recordings, or synchronization rights, are negotiated by contract with the artist or publisher and typically range between $0.10 and $0.15 per video download. When we acquire the master recordings or digital rights to music or video recordings, we usually pay certain or all of these artist, publisher and synchronization royalties. We also enter into long-term license agreements with content owners that typically include a revenue sharing arrangement whereby the content owner receives 25% to 50% of the revenue earned (after certain deductions) over the term of the agreement. In most cases, as an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is expensed as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, we are not responsible for any artists, publisher or synchronization royalties and we make no upfront or fixed payments to the content owner at the time we enter into the agreement. Therefore, the revenue sharing percentage retained by the content owner (generally 80% to 85%) is substantially higher than under long-term license agreements. We also capitalize the acquisition costs, including the purchase price and direct ancillary costs, of our perpetual and long-term digital rights and our master recordings. We amortize these amounts over the shorter of seven years or the length of the contract for digital rights and ten years for master recordings, which we believe reasonably relates the amount of amortization to the revenue expected to be generated.

Operating, general and administrative expenses include all costs associated with processing music recordings and music videos and operating the business. These expense have been increasing substantially during 2006, primarily because of salary costs associated with additional personnel dedicated to business development, accounting and operations, costs incurred as a result of becoming a public-reporting company in February 2006, and for other reasons described below in “Factors Affecting Future Results.” We have incurred losses since inception. As of June 30, 2006, these losses, which include losses generated by Digital Musicworks International, Inc. prior to its acquisition by us, totaled approximately $3.2 million. Although we expect an increase in future revenue, we are likely to continue to incur losses during 2006 as a result of higher operating, general and administrative expenses.

Results of Operations

Selected Financial and Operating Data

For financial statement presentation purposes, Digital Musicworks International, Inc. has been identified as our accounting acquiror. The following tables set forth selected statement of operations data and such data as a percentage of our revenue for the three month and six month periods ended June 30, 2006 and 2005, as well as certain operating data regarding tracks available for sale and paid downloads during the periods. The statement of operations data for the six months ended June 30, 2006 includes the results of operations for Digital Musicworks International, Inc. for the period from January 1, 2006 through February 6, 2006, and the combined operations of Digital Musicworks International, Inc., certain assets of Rio Bravo Entertainment, LLC, and Digital Music Group, Inc. for the period from February 7, 2006, the date of acquisition, through June 30, 2006. The statement of operations data and operating data for the three months and six months ended June 30, 2005 includes only the results of Digital Musicworks International, Inc.

	For the Three Months Ended June 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$839,539	100.0%	$53,560	100.0%
Cost of revenue:
Royalties and payments to content owners	386,799	46.0%	18,485	34.5%
Amortization of master recordings and digital music rights	82,813	9.9%	5,065	9.5%
Write-down of non-productive assets	—	—	73,442	137.1%

Gross profit (loss)	369,927	44.1%	(43,432)	(81.1)%
Operating, general and administrative expenses	(1,344,198)	(160.1)%	(337,120)	(629.4)%
Interest, taxes and other income (expense), net	384,906	45.8%	(3,718)	(6.9)%

Net loss	$(589,365)	(70.2)%	$(384,270)	(717.5)%

Operating Data:
Average number of tracks available for sale during the quarter	69,700		5,100
Number of tracks available for sale at the end of the quarter	73,000		8,000
Number of paid downloads during quarter	1,101,000		75,100

	For the Six Months Ended June 30,
	2006			2005
	Amount	Percentage of Total		Amount	Percentage of Total
Statement of Operations Data:
Revenue	$1,560,187	100.0%		$95,040	100.0%
Cost of revenue:
Royalties and payments to content owners	735,325	47.	2%	32,897	34.6%
Amortization of master recordings and digital music rights	134,848	8.6%		8,987	9.4%
Write-down of non-productive assets	—	—		73,442	77.3%

Gross profit (loss)	690,014	44.2%		(20,286)	(21.3)%
Operating, general and administrative expenses	(2,294,862)	(147.1)%		(871,527)	(917.0)%
Interest, taxes and other income (expense), net	601,540	38.6%		(5,561)	(5.9)%

Net loss	$(1,003,308)	(64.3)%		$(897,374)	(944.2)%

Operating Data:
Average number of tracks available for sale during the period	55,600			3,600
Number of tracks available for sale at the end of the period	73,000			8,000
Number of paid downloads during the period	2,085,000			131,500

Comparison of Three Months Ended June 30, 2006 to 2005

Revenue. Revenue increased to $839,539 for the three months ended June 30, 2006, from $53,560 for the three months ended June 30, 2005. Total paid downloads increased to approximately 1,101,000 for the three months ended June 30, 2006 from approximately 75,100 for the three months ended June 30, 2005. The increase in the number of paid downloads was driven by the increase in tracks under contract and made available for sale, an increase in the average monthly download rate per to track to approximately 5.3 times during the three months ended June 30, 2006 from approximately 4.9 times during the three months ended June 30, 2005, and an increase in the average price per download due to a higher percentage of sales outside the United States, where we receive a higher fee from online stores, in the second quarter of 2006 than in the second quarter of 2005. The average number of tracks available for purchase totaled approximately 69,700 and 5,100 during the three months ended June 30, 2006 and 2005, respectively. The increase in the average number of tracks available reflects the increase in new tracks under contract, the increase in tracks processed by us and made available by the online music stores, and the acquisition on February 7, 2006 of certain assets of Rio Bravo Entertainment LLC, representing approximately 6,000 tracks.

Cost of revenue. Our royalties and payments to content owners increased to $386,799 for the three months ended June 30, 2006, compared to $18,485 for the three months ended June 30, 2005. The increase is directly related to the increase in revenue. The amortization expense of master recordings and digital music rights increased to $82,813 for the three months ended June 30, 2006, compared to $5,065 for the three months ended June 30, 2005. This increase in amortization expense is due to the purchase of digital music rights and master recordings during the second half of 2005 and during 2006. As of June 30, 2006, we were amortizing rights and recordings with a cost basis of approximately $2,100,000 compared to $150,000 as of June 30, 2005. Additionally, during the three months ended June 30, 2005, cost of revenue included the write-down of non-productive assets of $73,442, relating to cash advances and capitalized costs for producing master recordings under a contract with an artist that was entered into in January 2005 and cancelled in July 2005.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$644,946	48.0%	$192,688	57.2%
Professional fees	135,599	10.1%	41,559	12.3%
Corporate governance expenses	179,002	13.3%	—	—
Share-based compensation	79,149	5.9%	1,455	0.4%
Travel expenses	41,477	3.1%	22,652	6.7%
Other	264,025	19.6%	78,766	23.4%

Total	$1,344,198	100.0%	$337,120	100.0%

Operating, general and administrative expenses increased to $1,344,198 for the three months ended June 30, 2006, from $337,120 for the three months ended June 30, 2005. Operating, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in (i) employees and resulting payroll costs, (ii) professional fees, (iii) corporate governance expenses which include board fees, insurance, printing and filing fees, (iv) travel expenses and (v) other expenses as we began to expand our infrastructure to acquire rights to additional music recordings, to process an increasing number of tracks for sale, and to meet our obligations as a public company.

Interest income and other income (expense), net. Interest income increased to $388,386 for the three months ended June 30, 2006, from $602 for the three months ended June 30, 2005, due to the temporary investment in money market funds and highly-rated commercial paper of the net cash proceeds from our initial public offering of common stock, which closed on February 7, 2006. Interest expense and taxes were not significant.

Comparison of Six Months Ended June 30, 2006 to 2005

Revenue. Revenue increased to $1,560,187 for the six months ended June 30, 2006, from $95,040 for the six months ended June 30, 2005. Total paid downloads increased to approximately 2,085,000 for the six months ended June 30, 2006 from approximately 131,500 for the six months ended June 30, 2005. The increase in the number of paid downloads was driven primarily by the increase in tracks under contract and made available for sale, and an increase in the average monthly download rate per to track to approximately 6.3 times during the six months ended June 30, 2006 from approximately 6.1 times during the six months ended June 30, 2005. The average number of tracks available for sale totaled approximately 55,600 and 3,600 during the six months ended June 30, 2006 and 2005, respectively. The increase in the average number of tracks available reflects the increase in new tracks under contract, the increase in tracks processed by us and made available by the online music stores, and the acquisition on February 7, 2006 of certain assets of Rio Bravo Entertainment LLC, representing approximately 6,000 tracks.

Cost of revenue. Our royalties and payments to content owners increased to $735,325 for the six months ended June 30, 2006 compared to $32,897 for the six months ended June 30, 2005. The increase is directly related to the increase in revenue. The amortization expense of master recordings and digital music rights expense increased to $134,848 for the six months ended June 30, 2006 compared to $8,987 for the six months ended June 30, 2005. This increase in amortization expense is primarily due to the purchase of digital music rights and master recordings during the second half of 2005 and during 2006. As of June 30, 2006 we were amortizing rights and recordings with a cost basis of approximately $2,100,000 compared to $150,000 as of June 30, 2005. Additionally, during the six months ended June 30, 2005, cost of revenue included the write-down of non-productive assets of $73,442, relating to cash advances and capitalized costs for producing master recordings under a contract with an artist that was entered into in January 2005 and cancelled in July 2005.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$1,087,511	47.4%	$467,412	53.6%
Professional fees	321,382	14.0%	136,077	15.6%
Corporate governance expenses	269,548	11.7%	—	—
Share-based compensation	159,884	7.0%	2,574	0.3%
Travel expenses	85,943	3.7%	68,764	7.9%
Other	370,594	16.2%	196,700	22.6%

Total	$2,294,862	100.0%	$871,527	100.0%

Operating, general and administrative expenses increased to $2,294,862 for the six months ended June 30, 2006, from $871,527 for the six months ended June 30, 2005. Operating, general and administrative expenses increased after our initial public offering in February 2006 due to increases in (i) employees and resulting payroll costs, (ii) professional fees, (iii) corporate governance expense which include board fees, insurance, printing and filing fees, (iv) travel expenses and (v) other expenses as we began to expand our infrastructure to acquire rights to additional music recordings, to process an increasing number of tracks for sale, and to meet our obligations as a public company.

Interest income and other income (expense), net. Interest income increased to $608,006 for the six months ended June 30, 2006, from a net interest expense of $2,898 for the six months ended June 30, 2005, due to the temporary investment in money market funds and highly-rated commercial paper of the net cash proceeds from our initial public offering of common stock, which closed on February 7, 2006. Interest expense and taxes were not significant.

Liquidity and Capital Resources

Our operating activities resulted in net cash outflows of $486,061 during the six months ended June 30, 2006 as a result of a net loss from operations and increased working capital needs.

Our investing activities resulted in net cash outflows of $3,106,739 during the six months ended June 30, 2006, to purchase digital music rights, master recordings and fixed assets, and to pay cash advances for license rights. Our expenditures for the six months ended June 30, 2006, were comprised of $1,517,324 for master recordings, $294,803 for digital music rights, $1,070,813 for royalty advances for long-term distribution rights, and $196,731 for equipment and furniture. Digital music rights purchases and royalty advances include $119,680 and $450,000, respectively, related to contractual rights obtained in 2005 for music recordings that were delivered to us in 2006.

Our financing activities provided cash of $33,236,847 during the six months ended June 30, 2006, primarily from our initial public offering, the exercise of options and warrants, partially offset by payments on capital lease obligations.

As of June 30, 2006, we had total working capital of approximately $30,300,000, including cash and cash equivalents of approximately $30,100,000. Included in cash and cash equivalents are cash equivalents of approximately $29,900,000 which is comprised of investments in money market funds and commercial paper with original maturities of less than 90 days as of that date. Our current principal sources of liquidity are our cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, working capital requirements, and capital expenditure requirements, including acquisitions of master recordings, digital music rights and upfront payments in connection with new content distribution agreements, for the foreseeable future. However, we may seek to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities.

Indemnification Arrangements

In the ordinary course of business, we enter into contractual arrangements with online stores under which we agree to provide indemnification of varying scope with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have entered into standard indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, so the overall maximum amount of the obligations cannot be reasonably estimated. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Off Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Factors Affecting Future Results

Our operating expenses have increased substantially during 2006 as we added employees and infrastructure to permit our Company to position itself to take advantage of the growth opportunity in the emerging digital music industry. We expect our operating costs to stabilize at current or slightly higher levels in the short-term and our revenue to increase over future periods as we acquire additional content, make more content available online and expand our sales channels. The factors we expect will affect our future results are discussed below.

•	Business development. As of June 30, 2006, we had cash and cash equivalents of $30.1 million, the majority of which is earmarked for additional content acquisition. We are working aggressively through due diligence procedures and negotiations with content owners to acquire both music and video content. Our business development team is also negotiating new sales channel outlets, such as the recently announced Google Video relationship. Our business development team is currently comprised of three full-time employees and a number of independent contractors. We may expand our business development team in the future.

•	Digital processing. We presently are a party to contracts which grant us the digital rights to over 200,000 music and video recordings. Approximately 73,000 of these recordings were available for sale at online music stores at June 30, 2006, and approximately 70,000 additional tracks had been processed and delivered to online music stores but had not yet been made available for sale by those stores as of that date. We are currently working with the content owner of approximately 40,000 tracks who is behind in delivering music recordings to us to establish a revised delivery schedule. At this time, we cannot predict when, or how many of, these tracks will be made available to us for processing. Once we process our music recordings and video in the appropriate digital format for each store, the tracks are delivered to the online music stores for review and posting, so they may be purchased for download by consumers. We do not control the timing of the processing by the online music stores. Historically, this process has taken up to several weeks, although we are currently experiencing longer delays and certain of the online music stores have reported significant backlogs of content for processing. We are working diligently with the stores in an attempt to accelerate their processing of our content, but we expect delays of several weeks to months (over historical processing times) may continue for the foreseeable future.

•	Seasonality and other factors impacting revenue. The digital music industry is in its infancy. The early-stage nature of the entire industry and our limited operating history have not allowed us to definitively identify seasonality or other consumer trends or factors in our business that may affect the timing of digital downloading and our resulting revenue recognition. We suspect that the fourth quarter of the calendar year may have seasonally higher sales for digital music, just as it is the highest quarter for sales of recorded music in physical format. Likewise, the second and third quarters may be seasonally low. We have experienced significant swings in the download rates for the music recordings we own and distribute. We believe seasonality has played a part in the variance in our download rates between quarters. In addition, the decline in the average download rate between the first and second quarters of 2006 was due in part to a reduction in the download rate in our highest performing catalog, which contains approximately 3,500 tracks that includes a large number of holiday songs and tribute albums. Additionally, a catalog of approximately 14,000 tracks that was processed and made available for sale late in the first quarter has a download rate that is lower than the rest of our content. This lower download rate, which was not unexpected and was reflected in a lower purchase price paid for this catalog. As more catalogs are added, the impact of any individual catalog on our overall download rate will lessen. However, as additional tracks are made available for sale, there is no assurance that the added tracks will be as popular with consumers and generate revenue at the same rate as those currently available for purchase. In addition, there is no assurance that our tracks currently available will generate the same downloads and revenue in the future.

•	Operating, general and administrative expenses. Following our initial public offering in February 2006, we significantly increased our operating, general and administrative expenses to expand our business development team, increase our digital music processing capabilities and increase our accounting and administrative staff, and we began incurring the costs of being a public company. Our operating, general and administrative expenses totaled $1,344,198 for the three months ended June 30, 2006. We believe these operating, general and administrative expenses will not increase substantially over this amount for the third quarter of 2005 except that we will incur a non-recurring expense of approximately $100,000 in severance costs associated with the resignation of one of our officers.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We receive payment from online music stores in U.S. dollars for all sales to consumers in the United States. For those online music stores which sell our music recordings to consumers in foreign countries, sales and payments to us are based on local currency, which is converted to U.S. dollars at the month-end market-based foreign exchange rate. For the six months ended June 30, 2006, approximately 28% of our pro forma combined revenue was derived on this basis from consumers outside of the United States. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenues.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our invested cash and cash equivalents of approximately $30,100,000 at June 30, 2006, a one percent change in interest rates could cause a change in our interest income of approximately $301,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

We have a limited operating history and have experienced net losses to date and we may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. Digital Music Group, Inc. was formed in April 2005 and had no operations prior to the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in February 2006, other than in connection with the acquisitions and our initial public offering. We have experienced net losses of approximately $3.2 million from inception through June 30, 2006, and we have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

Our business depends on our ability to identify and locate the holders of digital rights to additional music and video recordings, and failure to do so will limit our revenue growth.

Our goal is to continue to acquire digital rights to music and video recordings in order to substantially increase our revenue. Ownership of music and video recordings is highly fragmented and not organized in a common marketplace. There is no registry or directory of the holders of digital rights to music and video recordings that we may wish to acquire. Finding the owners of music and video recordings and associated digital rights can be difficult and time-consuming. We currently rely on our network of relationships and market research to locate content owners. In the future, our ability to continue to identify and locate such content owners will have a significant impact on the amount of content we are able to acquire.

Our inability to enter into agreements to acquire additional digital rights to music and video recordings on commercially favorable terms could impede our growth and increase our expenses.

Our business is dependent on our ability to acquire digital rights to additional music and video recordings. Even if we are able to locate additional content owners, they may not be willing to sell or license the digital rights to their music and video recordings or we may not be able to negotiate terms that are commercially favorable to us. While we believe that our experience and knowledge in the music industry and our operating history allows us to determine commercially reasonable prices, we may be unable to objectively determine fair market value for the digital rights to music recordings that we acquire because of unknown consumer demand for such recordings, unknown number of additional owners of digital rights to such recordings in certain cases and absence of independent valuations for these music and video recordings. If these content owners are unwilling to sell or license their rights on terms that we have determined are commercially favorable to us, we will not be able to substantially increase our revenue.

We face competition from companies seeking to acquire the digital rights to music and video recordings, which could negatively impact our ability to acquire additional digital rights.

The market for acquiring digital rights from content owners is competitive, although the majority of our known current competitors are focused on short-term distribution arrangements, whereas our focus is on acquiring digital rights under long-term license or purchase agreements. The number of commercialized music recordings available for acquisition is large, but limited. We expect to face competition in our pursuit to acquire additional music and video recordings, which may limit the number of available music and video recordings for sale or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and online music stores that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the online music stores. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

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

If the music recordings that we provide to the online stores do not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire and offer for purchase music recordings that appeal to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music recordings. We do not own rights to current popular hits and may never acquire rights to these music recordings. Our historical sales are based on a limited library of music recordings available for purchase at the online music stores. In the future, our current music recordings and the additional music and video recordings we make available for purchase may not experience similar demand. Any reduction in the number of downloads of our recordings by consumers will cause a reduction in our revenue.

The digital music industry is in its infancy and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the online music stores based, to a large extent, on the price charged to consumers by the online music stores. Currently, the largest online music store, iTunes, charges consumers $0.99 per music recording download. Certain major record labels in the music industry recently attempted to change the online pricing model so that the price for current popular hits would be over $1.00, while older or less current music recordings would be sold for less. Because we are primarily focused on acquiring or licensing the digital rights to independent label, back catalogue, past hits and out-of-print music recordings and are not focused on current popular hits, we would be subject to any such unfavorable pricing changes. We have limited ability to influence the pricing models of the online music stores. While the major record labels were unsuccessful in their attempt to change the pricing structure, there is no assurance that they will not attempt to change the pricing structure in the future or that the online music stores will not initiate such a change. If the online music stores adopt a lower pricing model for our music recordings or if there is a pricing structure change to a flat-fee subscription or other similar pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple iTunes and other online music stores at present accept and post for sale all the music recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music recordings they will accept from digital music content owners and distributors like us, our revenue could be significantly reduced.

We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the sale of our music recordings.

We derive our revenue from a small number of leading online music stores that sell to consumers the digital music recordings that we acquire or control through licenses, and we deliver our music recordings to these leading stores in priority of their significance to us. For the year ended December 31, 2005 and quarter ended June 30, 2006, we received 87% and 88% of our revenue from iTunes, respectively. Our agreements with Apple iTunes have terms of three years ending in April 2007. Under the terms of the agreements, Apple is required to pay us an agreed upon wholesale price for each recording sold by Apple. If we are not able to renew our relationship with iTunes and other online music stores that offer our music recordings for sale on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of online music stores, particularly Apple iTunes, which subjects us to substantial payment risk.

We rely on reports from the online music stores detailing download activity to determine our revenue, and such reports are typically provided to us within 30 days following the end of the month. We receive payment at approximately the same time as we receive these reports of download activity. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain smaller stores that report quarterly). As of June 30, 2006, accounts receivable from Apple iTunes Music Store represented 74% of our total accounts receivable, compared to 83% of our total accounts receivable as of December 31, 2005. The concentration of our accounts receivable among a small number of online stores is likely to continue and we expect our accounts receivable to become larger as we grow. If any of these online music stores are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss.

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

If there are long delays in the time it takes to receive the music and video recordings that we acquire rights to, our revenue growth will be negatively impacted and our cash flow will be affected adversely.

Implementation of our business plan and growth strategy depends on increasing the number of music and video recordings we have available for purchase by consumers at the online stores. Our purchase and long-term license agreements typically require the content owners to deliver to us their recordings under an agreed delivery timetable. Under our short-term license agreements, there are no delivery terms. Certain of the music recordings we acquire may be in older physical formats such as audio tape or vinyl records that require processing onto compact disc prior to being delivered to us. In addition, our agreements require that certain descriptive information required by the online stores for each music recording be delivered with the recordings, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has at times taken several months or longer after we have entered into an agreement before we have received delivery of the music recordings acquired. In addition, in some cases the quality of the recording data and metadata initially delivered is not sufficient or the data is not complete and follow-up work and effort is required to receive proper and complete delivery, although even with such extra efforts there are no assurances such problems can be cured. Although we generally specify delivery dates and make cash payments by us conditional upon delivery, we do not have control over the timing for complete receipt of the music and video recordings acquired. If there are long delays in the time it takes for the content owners to deliver to us the music and video recordings in physical format or complete data format and the related complete descriptive information, it will delay our ability to begin the process of converting the music and video recordings into the digital formats required by the online stores. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music and video recordings available for purchase at the online stores will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim. We are currently working with a content owner who is behind schedule in delivering approximately 40,000 music recordings to establish a revised delivery schedule. At this time, we cannot predict when, or how many of, these tracks will be delivered to us for processing.

Any extended delay by the online stores in processing and making our music and video recordings available for downloading causes a delay in our ability to earn revenue from such recordings.

Following receipt of music and video recordings from content owners, we convert them into the specific digital formats required by the various online stores. We then deliver these music and video recordings in digital format, together with their associated descriptive information and artwork, to the online stores to be made available for purchase in the specific territories where we have acquired the digital rights. The online stores must then review our music and video recordings, descriptive information and artwork to ensure that they are in the proper format for their store. The recordings are only made available online for purchase by consumers once the store has completed its review, encrypted the recordings with the particular store’s digital rights management and other store-specific coding, and posted the digital files on the stores’ computer servers. We are subject to the online stores’ internal processing timing and priorities. Our agreements with the online music stores do not provide for a fixed processing time. Our experience has been that the store review and posting process takes several weeks, although we have recently experienced delays which are several weeks or months beyond historical processing times. Any extended delay in making our music and video recordings available for sale at the online stores causes a delay in when can begin to earn revenue from such recordings.

We have entered into multi-year agreements for digital rights to music and video recordings and if we are unable to renew these agreements on commercially favorable terms once they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video recordings once they expire. If any of our competitors offer better terms, it will cause us to spend more money or grant better terms, or both, to renew the rights we currently hold. If we are unable to renew the non-perpetual rights to our music and video recordings on commercially favorable terms, our revenue could materially decrease.

We have limited operating history in the acquisition, processing and sale of digital video recordings and we may not be able to successfully acquire, process and market our digital video recordings.

The distribution of digital video recordings through online stores is a relatively new extension of the digital download industry. We recently entered into our first long-term distribution agreements to distribute digital music video recordings. Because this is a new area of the market for us and the industry, we may not be able to determine the proper valuation for the acquisition or licensing of digital video recordings. In addition, our success in this area depends on the market demand for digital video recordings and our ability to acquire and offer for purchase video recordings that appeal to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. The approach we have taken to date in acquiring music recordings may not work well in acquiring video recordings. We cannot accurately assess or control consumer demand for our digital video recordings. In addition, we may encounter unexpected difficulties in processing the video recordings into digital formats or in meeting the technical requirements of the online stores that may be different than the difficulties we face with respect to digital music recordings. Any delay in processing and delivering video recordings to the online stores may cause delays in expected revenue growth.

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

We depend on the continued services and performance of our key personnel, including Mitchell Koulouris, our President and Chief Executive Officer and President. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and other skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

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

We may need to raise additional capital to accomplish our objectives of acquiring the digital rights to music and video recordings, and if we are unable to raise such money as needed our growth would be limited.

We intend to use our common stock and cash for the consideration for future acquisitions of digital rights to additional music and video recordings. If our common stock does not maintain a sufficient market value or content owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music and video recordings or of their businesses or as consideration for licensed rights to their music and video recordings, we may be required to utilize more of our cash resources, if available. Although we currently anticipate that the proceeds from our February 2006 initial public offering of common stock, will be sufficient to meet our cash needs for 2006, we may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music and video recordings could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

If the Internet and portable digital music players cease to be the medium accepted by the mass market for digital music, our business could be affected adversely.

Our success depends to a substantial extent on the willingness of consumers to increase their use of online services as a method of purchasing music and videos. The use of the Internet to select and download purchased music and videos is growing rapidly but is still evolving, and it is uncertain whether this market will achieve and sustain high levels of demand and market acceptance. If the use of the Internet to select and purchase music and video recordings does not gain in popularity and market acceptance, our business could be affected adversely. Much of our revenue is tied to the popularity of portable digital music players like the iPod by Apple Computer and other digital music listening devices. If the market penetration by these devices does not continue, the number of consumers purchasing digital music may decrease or not grow, which could result in a reduction in our revenue.

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

Use of Proceeds

Through June 30, 2006, we have used a portion of the $33.2 million in net cash proceeds from our initial public offering in February 2006. This includes $1,812,000 to acquire digital music rights and master recordings; $1,071,000 to advance royalty payments for catalogs to be distributed under long-term license agreements; $197,000 for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system; and for general corporate purposes. Our initial public offering generated approximately $33.2 million in net cash proceeds. We have approximately $30.1 million cash and cash equivalents as of June 30, 2006.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders of Digital Music Group, Inc. was held on June 6, 2006. The following matters were voted on at the meeting: (i) the election of 7 directors and (ii) the ratification of the appointment of Perry-Smith LLP to serve as the independent registered public accountants for the year ending December 31, 2006.

(i)	The following nominated directors were elected and the votes cast for or withheld with respect to the election of each director was as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
David Altschul	6,124,654	2,564
Roger Biscay	6,124,654	2,564
Peter Csathy	6,124,654	2,564
Terry Hatchett	6,124,654	2,564
John Kilcullen	6,124,654	2,564
Mitchell Koulouris	6,124,654	2,564
Clayton Trier	6,124,654	2,564

(ii)	The votes cast for, again or abstaining with respect to the ratification of the appointment of Perry-Smith LLP as independent registered public accountants of Digital Music Group, Inc. for the fiscal year ending December 31, 2006 were as follows:

For	Against	Abstain	Broker Non-Vote
6,126,718	0	500	0

Item 6.	EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.

10.4***	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Mitchell Koulouris.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Peter Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.8*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.9*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Peter Koulouris.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.12*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.13*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.14*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.

10.15*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.16*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.17*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.

10.18***	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.

10.19	Management Incentive Bonus Plan for the Year Ended December 31, 2006

10.20	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris

10.21*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).

10.22*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).

10.23*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).

10.24*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).

10.25*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.

10.26*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.27*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.28*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.

**	Incorporated by reference from our Current Report on Form 8-K filed on February 10, 2006.

***	Incorporated by reference from our Form 10-Q for the quarterly period ended March 31, 2006 filed on May 15, 2006.

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/S/ Karen Davis
Karen Davis
Chief Financial Officer

Date: August 14, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.

10.4***	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Mitchell Koulouris.

10.6*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Peter Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.8*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.9*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Peter Koulouris.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.12*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.13*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.14*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.

10.15*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.16*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.17*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.

10.18***	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.

10.19	Management Incentive Bonus Plan for the Year Ended December 31, 2006

10.20	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris

10.21*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).

10.22*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).

10.23*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).

10.24*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).

10.25*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.

10.26*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.27*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.28*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.

**	Incorporated by reference from our Current Report on Form 8-K filed on February 10, 2006.

***	Incorporated by reference from our Form 10-Q for the quarterly period ended March 31, 2006 filed on May 15, 2006.

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.