Form 10-Q
period 2006-09-30
Digital Music Group, Inc.
filed 2006-11-14
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company    Yes  ☐    No  ☒

As of November 13, 2006, the registrant had 9,034,941 shares of Common Stock outstanding.

Digital Music Group, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,243,493	$468,490
Accounts receivable	1,260,746	244,278
Current portion of advance royalties	874,294	292,438
Prepaid expenses and other current assets	1,007,280	152,139

Total current assets	27,385,813	1,157,345
Furniture and equipment, net	631,458	162,153
Digital rights, net	3,266,691	1,196,047
Master recordings, net	1,771,355	—
Royalty advances, less current portion	2,234,311	490,000
Goodwill	3,533,755	—
Other assets	41,086	12,074

Total assets	$38,864,469	$3,017,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$236,112	$63,753
Accrued liabilities	297,256	315,027
Royalties payable	1,891,153	138,608
Accrued compensation and benefits	108,577	38,435
Current portion of capital lease obligations	56,409	44,540

Total current liabilities	2,589,507	600,363
Capital lease obligations, less current portion	21,892	—
Other long-term liabilities	163,511	—

Total liabilities	2,774,910	600,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized: 9,034,941 and 4,675,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	90,350	46,750
Additional paid-in capital	40,053,526	4,572,718
Accumulated deficit	(4,054,317)	(2,202,212)

Total stockholders’ equity	36,089,559	2,417,256

Total liabilities and stockholders’ equity	$38,864,469	$3,017,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenue	$1,214,209	$130,495	$2,774,396	$225,535
Cost of revenue:
Royalties and payments to content owners	667,154	36,078	1,402,478	68,974
Amortization of digital rights and master recordings	136,251	6,061	271,099	15,049
Write-down of non-productive assets	—	—	—	73,442

Gross profit	410,804	88,356	1,100,819	68,070
Operating, general and administrative expenses	1,616,393	257,050	3,911,256	1,128,576

Loss from operations	(1,205,589)	(168,694)	(2,810,437)	(1,060,506)
Interest income	367,285	737	975,291	3,634
Interest expense	(2,528)	(129,155)	(8,594)	(136,814)
Other expense	(7,565)	—	(7,565)	—

Loss before income taxes	(848,396)	(297,112)	(1,851,305)	(1,193,686)
Income taxes	(400)	—	(800)	(800)

Net loss	$(848,797)	$(297,112)	$(1,852,105)	$(1,194,486)

Net loss per common share—basic and diluted	$(0.10)	$(0.13)	$(0.24)	$(0.53)

Weighted average common shares outstanding—basic and diluted	8,700,811	2,250,000	7,750,059	2,250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,852,105)	$(1,194,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	88,496	25,955
Amortization of digital rights and master recordings	271,099	15,049
Recoupment of advance royalties	382,437	17,616
Deferred rent	39,459	—
Share-based compensation related to stock options, warrants and restricted shares issued	241,736	4,702
Interest expense related to conversion of subordinated notes payable	—	127,239
Write-down of non-productive assets	—	73,442
Changes in operating assets and liabilities:
Accounts receivable	(117,330)	(65,534)
Prepaid expenses and other current assets	(225,460)	10,479
Accounts payable	126,061	34,516
Accrued liabilities	(425,866)	3,525
Royalties payable	53,564	40,535
Accrued compensation and benefits	70,142	11,244

Net cash used in operating activities	(1,347,767)	(895,718)

Cash flows from investing activities:
Purchases of furniture and equipment	(364,210)	(45,822)
Purchases of digital music rights	(264,053)	(632,287)
Purchases of master recordings	(1,725,975)	—
Payments of advance royalties	(2,463,604)	(988,887)
Acquisition of Digital Rights Agency, LLC, net of cash received	(2,644,354)	—
Content acquisition deposit	(600,000)	—
Other assets	(29,012)	—

Net cash used in investing activities	(8,091,208)	(1,666,986)

Cash flows from financing activities:
Proceeds from the sale of preferred stock	—	1,949,580
Proceeds from initial public offering of common stock	33,232,055	—
Proceeds from the exercise of options and warrants	43,873	—
Proceeds from the issuance of restricted stock	150	—
Proceeds from sale of common stock	—	450
Payments to DMI Publishing, Inc.	—	(8,801)
Proceeds from the issuance of subordinated notes payable	—	230,000
Payments on capital lease obligations	(62,100)	(32,406)

Net cash provided by financing activities	33,213,978	2,138,823

Net increase (decrease) in cash and cash equivalents	23,775,003	(423,881)
Cash and cash equivalents, beginning of period	468,490	735,837

Cash and cash equivalents, end of period	$24,243,493	$311,956

Supplemental cash flow information:
Interest paid	$8,594	$9,574

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of warrant to underwriters	$620,529	$—

Purchase of certain assets of Rio Bravo Entertainment LLC through the issuance of common stock	$243,750	$—

Reduction in contract for digital music rights	$115,320	$—

Purchase of furniture and equipment under capital lease obligations	$77,791	$—

Holdback for purchase of master recordings	$75,000	$—

Merger between Digital Music Group, Inc. and Digital Musicworks International, Inc.	$73,305	$—

Conversion of notes payable and accrued interest into shares of series B convertible preferred stock	$—	$232,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION

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

The financial statements for Digital Music Group, Inc. prior to February 7, 2006 (the effective closing date of the IPO and the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC), are the financial statements of Digital Musicworks International, Inc., which has been designated the Company’s “accounting acquiror” for accounting purposes. The historical shareholders’ equity of Digital Musicworks International, Inc. has been restated for all periods prior to February 7, 2006 to give retroactive effect to the acquisition by the Company. The results of operations from the assets acquired from Rio Bravo Entertainment LLC and of the Company are included in the historical financial statements beginning on February 7, 2006.

On September 8, 2006, the Company entered into an Agreement and Plan of Merger with Digital Rights Agency, LLC, a California limited liability company (“DRA”), whereby DRA became a wholly owned subsidiary of the Company. DRA wholly owns a subsidiary which was incorporated in the United Kingdom during 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes of the Company and Digital Musicworks International, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the audited financial statement and notes of Digital Rights Agency, LLC included in the Company’s Form 8-K/A filed on October 25, 2006.

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

Also on February 7, 2006, the Company concurrently acquired Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in exchange for 2,250,000 and 25,000 shares, respectively, of the Company’s common stock. Digital Musicworks International, Inc. has been deemed the acquiror for accounting purposes. The Company had net liabilities and a stockholders’ deficit of $73,305 on the date of its acquisition of Digital Musicworks International, Inc. The purchase price of the assets acquired from Rio Bravo Entertainment LLC on February 7, 2006 totaled $243,750, which has been allocated to digital rights. Such rights are being amortized over 24 months, the estimated remaining life of the assets.

On September 8 2006, the Company entered into an Agreement and Plan of Merger with Digital Rights Agency, LLC, whereby it acquired all of the ownership interests in Digital Rights Agency, LLC in exchange for $3,200,000 in cash, 420,000 shares of Company common stock and a warrant to purchase 150,000 shares of common stock with an exercise price of $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 as determined in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.7%, and an expected term to exercise of 4.75 years. The fair value of the warrant was recorded as acquisition consideration. The warrant is exercisable in various installments beginning in September 2007, is fully exercisable by September 2009, and expires in September 2013. The shares and warrant were issued in a private placement under federal and state securities law and are subject to restrictions on resale thereunder, and a substantial majority of the shares are subject to contractual restrictions on resale, short selling and other forms of hedging for varying terms ranging from one to two years from the acquisition date.

The estimated purchase price of Digital Rights Agency, LLC consists of the following:

Cash consideration	$3,200,000
Common stock issued (420,000 shares at $4.14 per share)	1,738,800
Liabilities assumed	2,031,871
Estimated acquisition costs	100,000
Estimated fair value of common stock warrant issued	97,350

$7,068,021

Under purchase accounting the total purchase price will be allocated to Digital Rights Agency, LLC’s assets and liabilities based on their estimated fair values as of the acquisition date. A summary of the preliminary purchase price allocation is as follows:

Cash	$555,646
Accounts receivable	899,139
Other current assets	274,681
Furniture and equipment	115,800
Digital rights	1,689,000
Goodwill	3,533,755

$7,068,021

The Company is obligated to pay up to $1,155,000 in cash and 87,000 shares of common stock in additional consideration if certain financial targets are achieved through December 31, 2007. Any additional consideration obligation will be recognized when deemed probable and will be allocated to goodwill.

The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2006 and 2005 presented below assume that the acquisitions of Digital Musicworks International, Inc., certain assets of Rio Bravo Entertainment LLC and Digital Rights Agency, LLC were closed on January 1, 2006 and 2005, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenue	$2,545,003	$949,293	$7,410,548	$2,118,620
Cost of revenue:
Royalties and payments to content owners	1,800,958	709,324	5,333,323	1,618,504
Amortization of master recordings and digital rights	181,157	96,851	446,804	287,420
Write-down of non-productive assets	—	—	—	73,442

Gross profit	562,888	143,118	1,630,421	139,254
Operating, general and administrative expenses	1,873,271	398,640	4,664,873	1,484,111

Loss from operations	(1,310,383)	(255,522)	(3,034,451)	(1,344,857)
Interest income	367,285	1,607	981,214	5,210
Interest expense	(3,804)	(129,155)	(14,799)	(136,814)
Other expense	(7,565)	—	(7,565)	—

Loss before income taxes	(954,467)	(383,070)	(2,075,602)	(1,476,461)
Income taxes	(400)	—	(800)	(800)

Net loss	$(954,867)	$(383,070)	$(2,076,402)	$(1,477,261)

Net loss per common share—basic and diluted	$(0.11)	$(0.07)	$(0.24)	$(0.29)

Weighted average common shares outstanding—basic and diluted	9,020,376	5,120,000	8,477,239	5,120,000

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three months and nine months ended September 30, 2005 include the 2,250,000 shares attributable to Digital Musicworks International, Inc., the 2,425,000 shares of the Company outstanding at the IPO date, the 25,000 shares issued on February 7, 2006 in connection with the acquisition of the Rio Bravo Entertainment LLC assets, and the 420,000 shares issued on September 8, 2006 in connection with the acquisition of Digital Rights Agency, LLC. In addition to the 5,120,000 shares described in the preceding sentence, weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three months and nine months ended September 30, 2006 also include from February 7, 2006 until the end of the period the 3,900,000 shares sold in the IPO.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company may invest its cash primarily in demand deposits with major financial institutions, in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, money market funds and highly liquid debt securities of corporations. The Company held approximately $21,900,000 and $432,000 in cash equivalents at September 30, 2006 and December 31, 2005, respectively.

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

4.	DIGITAL RIGHTS

The Company has acquired digital rights from record labels, artists and other owners of such rights to various catalogs of music and video recordings. The cost of acquiring these rights is capitalized and amortized using the straight-line method over the shorter of the term of the related agreement or seven years, which management believes reasonably relates the amount of amortization to the revenue expected to be realized. In addition, in connection with the acquisitions during 2006 of certain assets of Rio Bravo Entertainment LLC and all the ownership interests in Digital Rights Agency, LLC, the Company allocated $243,750 and $1,689,000, respectively, of the purchase price to the digital rights acquired and is amortizing these amounts over two and seven years, respectively.

Digital rights comprise the following at:

	September 30, 2006	December 31, 2005
Digital rights	$3,533,727	$1,221,605
Less accumulated amortization	(267,036)	(25,558)

	$3,266,691	$1,196,047

Amortization expense was $117,082 and $6,061 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense was $241,478 and $15,049 for the nine months ended September 30, 2006 and 2005, respectively.

5.	MASTER RECORDINGS

The Company from time-to-time acquires master recordings, including all the rights (digital, physical and otherwise) to such recordings. The cost of acquiring master recordings is capitalized and amortized using the straight-line method over ten years, which management believes reasonably relates to the amount of amortization to the revenue expected to be realized.

Master recordings comprise the following at:

	September 30, 2006	December 31, 2005
Master recordings	$1,800,975	$—
Less accumulated amortization	(29,620)	—

	$1,771,355	$—

Amortization expense was $19,168 and $29,620 for the three month and nine month periods ended September 30, 2006, respectively.

6.	ROYALTY ADVANCES

The Company has the exclusive right to distribute certain music and video catalogs in certain geographic areas pursuant to long-term agreements with the content owners. The license agreements have initial terms ranging from five to ten years and, in certain cases, grant the Company the right to extend the agreement for an additional term. Pursuant to the license agreements, the Company typically pays advance royalties that are to be recouped from the content owners’ share of future revenue which range from 25% to 50% of gross or net receipts, as defined in the agreements.

Management periodically, but at least on an annual basis, reviews the capitalized royalty advances, as well as the capitalized digital rights and master recordings (see Notes 4 and 5 above), for evidence of impairment by comparing the expected future cash flows to be generated from these assets to the carrying value of the assets and the future obligations. Future adverse changes in market conditions or poor demand for our music and video recording assets could result in losses or an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

7.	GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the DRA acquisition. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company will test goodwill for impairment on at least an annual basis using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

8.	CAPITAL STOCK

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

On September 8, 2006, the Company issued 420,000 shares of its common stock in connection with its acquisition of the ownership interests in Digital Rights Agency, LLC.

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

9.	FOREIGN CURRENCY TRANSLATION

The Company receives revenue from foreign stores which collect cash from consumers and report sales to the Company in their local currency. Therefore, the Company follows the guidance outlined in Statement of Financial Accounting Standards No. 52, Foreign Currency Translation to convert the sales reported by foreign stores to U.S. dollars at the average exchange rate for the period, based on published daily rates. The monthly revenue due from these non-U.S. stores is paid to the Company in U.S. dollars, as converted by such stores at the month-end market-based foreign exchange rate. The net difference represents a foreign currency transaction gain or loss which is recorded in Other income (expense) and amounted to expense of $7,565 for the three months ended September 30, 2006. The impact for all prior periods was not material.

10.	INCOME TAXES

The Company has incurred net losses since its inception and has substantial net operating losses available for carryforward to reduce future taxable income for federal and state income tax reporting purposes. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards begin to expire in 2015. Under the provisions of the Internal Revenue Code, the amount and benefit from net operating loss carryforwards may be limited in certain circumstances, including a stock ownership change such as what occurred when Digital Musicworks International, Inc. was acquired in February 2006 and Digital Rights Agency, LLC in September 2006. The Company’s future tax benefits through September 30, 2006 have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization.

11.	SHARE-BASED COMPENSATION

At its inception in 2005, the Company elected early adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Compensation, which requires entities to recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Prior to January 1, 2006, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Beginning in the first quarter of 2006, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options because it accounts for changing employee behavior as the stock price changes and captures the observed pattern of increasing rates of exercise as the stock price increases.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the nine months ended September 30, 2006 and 2005:

	2006	2005
Risk-free rate of return	4.69%	4.50%
Expected volatility	35.0%	75.0%
Expected life (in years)	5.1	6.0
Suboptimal exercise factor	2	n/a
Exit rate post-vesting	22.8%	n/a
Exit rate pre-vesting	19.0%	n/a

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

Stock option activity under the Company’s Amended and Restated 2005 Stock Plan is summarized as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—
Granted	390,000	$4.02 -$9.75
Forfeited	(7,500)	$9.32
Outstanding at September 30, 2006	382,500	$4.02 -$9.75	$8.27	7.8 Years	$149,445

Exercisable at September 30, 2006	43,500	$6.38 -$9.75	$9.63	9.4 Years	$—

The weighted average estimated grant-date fair value per share for the 390,000 unvested options granted during the nine months ending September 30, 2006 was $1.71. The weighted average estimated grant-date fair value per share for the 7,500 unvested stock options forfeited during the nine month period ending September 30, 2006 was $1.81.

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	500,000	$—
Issued	15,000	$9.70
Vested	(321,666)	$0.15

Nonvested at September 30, 2006	193,334	$0.50

During the quarter ended September 30, 2006, 91,666 restricted shares became vested upon the resignation and termination of the employment of a former senior executive as required under the restricted stock agreement with such executive.

The Company recorded a non-cash charge of $81,853 and $1,276 as a component of operating, general and administrative expenses related to share-based arrangements for the three months ended September 30, 2006 and 2005, respectively, and $241,736 and $4,702 for the nine months ended September 30, 2006 and 2005, respectively. The non-cash charge for the nine months ended September 30, 2006 included $38,384 associated with the vesting of the Digital Musicworks International, Inc. stock options. As of September 30, 2006, the future pre-tax share-based compensation expense for stock options grants is $519,959 to be recognized in the remainder of 2006 through 2010. Future pre-tax share-based compensation expense for restricted stock is $88,825 to be recognized in the remainder of 2006 through 2008.

As of September 30, 2006, a total of 802,500 shares remained available for grant under the Company’s Amended and Restated 2005 Stock Plan.

12.	CONCENTRATION OF CREDIT RISK

At September 30, 2006, accounts receivable from the Company’s largest online music store comprised 49% of the Company’s consolidated accounts receivable. Based on its previous cash collection experience and knowledge of the store, the Company does not believe there is significant collection risk associated with this account.

13.	COMMITMENTS AND CONTINGENCIES

At September 30, 2006, the Company is contractually obligated to pay $2,993,000 over the next 12 months in additional advance royalties and digital rights purchase consideration. These payments are due as music and video recordings and related metadata and artwork under these long-term agreements are received from the content owners for processing by the Company under various digital rights acquisition and long-term license agreements. In addition, the Company is obligated to pay a total of $450,000 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement.

On September 12, 2006, the Company entered into a Digital Distribution Agreement (“the Agreement”) with TufAmerica, Inc. for the perpetual rights to sell and digitally distribute up to 20,000 master audio recordings (the “Tuff City catalog”). As of September 30, 2006, the Company had paid $600,000 to TufAmerica, representing a pro forma share of the total acquisition consideration due under the Agreement. The Agreement grants the Company a 75-day post-closing inspection period to further examine and evaluate the master audio recordings in the Tuff City catalog. If, during the inspection period, the Company chooses to terminate the Agreement, it will forfeit the $600,000 as a termination fee. Until the post-closing inspection is concluded and the Company determines whether it will proceed under the Agreement, the $600,000 payment has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2006, and the total future commitments related to this digital rights acquisition are not reflected in the obligations disclosed in the preceding paragraph.

14.	NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2006 of 8,700,811 and 7,750,059, respectively.

Common stock equivalents include outstanding stock options, warrants and non-vested restricted stock totaling 382,500, 423,000 and 10,000 shares, respectively, as of September 30, 2006, all of which were issued during 2006. These were excluded from the calculation of the weighted-average number of shares outstanding due to their antidilutive effect. Restricted stock issued to three senior executives in August 2005, of which 183,334 shares were non-vested at September 30, 2006, were nominal issuances and are included in basic and diluted earnings per share for the three month and nine month periods ended September 30, 2006.

The weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share for the three month and nine month periods ended September 30, 2005 was 2,250,000, the number of shares issued by the Company in connection with the acquisition of Digital Musicworks International, Inc., the accounting acquiror for financial statement presentation purposes.

15.	RECENT ACCOUNTING PROUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that the adoption of FIN 48 will have a material impact on the financial statements of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “likely”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements relating to: our financial condition; results of operations; download activity; the impact of recently acquired catalogs on overall download rates; the relationship of low download rates with our return on investment; business strategy; future operating performance; industry growth trends; the evolution of music and video distribution; industry seasonality; contracts with online stores; management focus and objectives; business prospects; the purchase and license of music and video recordings by us; the processing of music and video recordings by us; our distribution of video content; our ability to process video recordings; our expectations for being paid $1.40 per download for videos; our reliance on online stores to process and make available our music recordings and video content; the delivery of music and video recordings to the online stores and mobile services; expected delays by the online stores in processing our content; the early stage nature of digital video distribution; our expectation that we will not begin to achieve any meaningful revenue from digital video distribution until the second half of 2007; whether new companies and services being launched to focus on digital video distribution and current channel partners will accept our video content; efforts to accelerate the rate at which our content is made available for sale at the stores; the new retail outlets we seek for our digital rights; the expansion of new sales channels and our intentions for release of content into such channels; the integration of DRA and remaining costs related to DRA; the impact of DRA on our revenue and gross margins; our internal music and video processing capabilities; the digital rights and master recordings acquisition terms we seek from content owners; payment of royalties by us; our capitalization and amortization policies; the impact of recent accounting pronouncements; increases in future revenue; our expectations for achieving profitability in the near-term; our expectations for increases in operations, general and administrative expenses; our expectations for achieving cost synergies; the non-recurring nature of severance expense; our cash investment policy and market rate risk; and that our cash and cash equivalents will be adequate for the foreseeable future. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors ”in this Quarterly Report on Form 10-Q. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes of Digital Music Group, Inc. and Digital Musicworks International, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2005 and with the audited financial statements and related notes of Digital Rights Agency, LLC included in our Form 8-K/A filed on October 25, 2006.

Overview

Our Business

Digital Music Group, Inc. was organized as a Delaware corporation in April 2005 to become a leading owner of digital rights to music and other sound recordings and distributor of these recordings to online music stores. In September 2005, we entered into a merger agreement to acquire Digital Musicworks International, Inc. and an asset purchase agreement to acquire certain assets of Rio Bravo Entertainment LLC, doing business as Psychobaby. The assets of Rio Bravo Entertainment LLC consisted solely of agreements for digital distribution rights to music recordings and its agreements with online music stores. Both of these acquisitions were completed concurrently with our initial public offering on February 7, 2006. On September 8, 2006, we completed the acquisition of Digital Rights Agency, LLC (“DRA”).

Digital Music Group, Inc. did not have an operating history separate from the operations of Digital Musicworks International, Inc. and the digital music distribution operations of Rio Bravo Entertainment LLC prior to the completion of such acquisitions. In addition, Digital Musicworks International, Inc. has been identified in these transactions as the acquiror for accounting purposes, accordingly, historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc.

We believe that the recorded music industry is presently undergoing a significant change, with the primary means of music distribution transitioning from physical formats (compact discs) to digital formats accessed over the Internet and wireless and cable networks. We believe this is a direct result of the popularity and proliferation of personal computers, cellular telephones and portable digital music players like the Apple iPod, and consumer acceptance and the music industry’s endorsement of legitimate digital music sales. We believe this transition is evolving and the market share of digital music will continue to increase, particularly through mobile distribution, and digital formats will ultimately become the preferred way consumers purchase and listen to music.

Much like the recorded music industry, we believe the video recording and film markets have begun a migration from physical distribution (tape and DVDs) to digital distribution. Personal computers, Apple iPods, cellular phones and other devices are now capable of receiving downloads of digital video content. New companies and services such as Google Video, AOL’s IN2TV and Amazon’s Unbox, are being launched to focus on digital video distribution, and many of our digital distribution channel partners for music recordings, such as Apple iTunes Music Store, have added video distribution capabilities to meet the growing demand for video content.

We provide digital music recordings to online music stores for purchase by consumers. We purchase or distribute through long-term and short-term distribution agreements, music recordings from record labels, artists and other content owners. We process these recordings through our digital music processing system for delivery to leading and selected specialty online music stores and mobile services through which our recordings become available for purchase via downloading. We currently have approximately 300,000 music recordings under contract or delivered to us under short-term distribution agreements. As of September 30, 2006, approximately 184,000 of our music recordings, including approximately 53,000 from our acquisition of DRA, were available for purchase by consumers at online music stores and mobile services including the iTunes Music Store, RealNetworks, Napster, Wal-Mart Music, Yahoo! Music, InfoSpace, Moderati, Zingy, 9Squared, and others. Also as of that date, we had internally processed and delivered approximately 23,000 additional music recordings that had not yet been reviewed, approved and made available for purchase by the online music stores. Our remaining music recordings, totaling over 90,000 as of that date, were either not yet received by us from the content owners or not yet processed by us. See “Factors Affecting Future Results” below.

In August 2006, we announced the acquisition of certain music video content through long-term distribution agreements, which we intend to distribute for sale to consumers through the iTunes Music Store, Google Video and other sales channels. We have subsequently expanded our video library to include classic television series, comedy, children’s, historical, sports and action content. We currently have over 4,000 hours, or approximately 3,500 individual episodes or recordings of music, television and other video content under contract to distribute through long-term distribution agreements. In our experience the processing of video content is similar to the processing of music recordings. Through November 10, 2006 we have successfully processed and delivered nearly 200 videos which are available for downloading via Google Video. However, our video distribution channel partners are in the early stages of developing their processing and distribution methods and their pricing models, which we believe could be subject to further change. Accordingly, we do not presently expect to achieve any meaningful revenue from video distribution until the second half of 2007 and it is possible that we could never achieve meaningful revenue from our investments in video distribution. See “Factors Affecting Future Results” below.

Recent Developments

On February 7, 2006, we completed our initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, we issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and is exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants. The warrants had an estimated fair value at the date of issuance of $620,529, which has been recorded as a non-cash offering cost. Accordingly, the total net proceeds from our IPO were approximately $32,600,000.

Concurrently with the closing of our initial public offering on February 7, 2006, we completed the acquisition of Digital Musicworks International, Inc., a California corporation, and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby. We issued an aggregate of 2,275,000 shares of common stock to the shareholders of Digital Musicworks International, Inc. and to Rio Bravo Entertainment LLC in connection with the acquisitions.

On September 8, 2006, we entered into an Agreement and Plan of Merger with DRA whereby we acquired all the ownership interests in DRA in exchange for $3,200,000 in cash, 420,000 shares of our common stock, and a warrant to purchase 150,000 shares of common stock at $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 which was recorded as acquisition consideration.

We are obligated to pay up to $1,155,000 in cash and 87,000 shares of common stock in additional consideration if certain financial targets are achieved through December 31, 2007.

Key Business Metrics

Our revenue is derived primarily from online stores that offer music recordings on a pay-per-download or subscription basis. We also derive revenue from online stores that offer music recordings on a streaming basis. Our digital rights to these music recordings are held through a combination of purchase agreements, long-term and short-term distribution agreements and, in some cases, we have acquired the master recordings and all the rights thereto (digital, physical and otherwise). Apple iTunes, the most popular online music store, accounted for approximately 78%, 87%, 84% and 83% of our revenue during the three month periods ended September 30, 2006 and 2005, and the nine month periods ended September 30, 2006 and 2005, respectively. Our revenue is primarily driven by the number of music recordings we have available for downloading at the online stores, times the average number of times our music recordings are downloaded, multiplied by the download rate to be paid to us by the online store. The amount we receive per download is negotiated in advance at the time we enter into an agreement with an online music store. Although we negotiate with each store separately, our experience is that the percentage of the retail price paid to rights holders does not vary significantly across music stores. We currently receive approximately $0.70 per download for distribution in the United States and up to approximately $0.85 (at current translation rates) per download for distribution outside the United States.

With the acquisition of DRA, we gained relationships with numerous mobile distribution services, and we expect the sale of our music recordings through these new channels to become a more significant portion of our revenue in the future. Unlike full track download services such as iTunes which make available for sale millions of tracks, most mobile ringtone services generally make available to consumers a more limited selection due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models. As such, we expect that only a limited subset of our overall catalog will be chosen by our channel partners to be available as mobile tones, but we expect these ringtones will experience an average download rate in excess of our average download rate for full track downloads. The revenue we derive from mobile distribution is driven by the number of ringtones or music recordings we have available for downloading through the mobile services times the number of times our ringtones or music recordings are downloaded times the amount we are paid for each download. During the three months ended September 30, 2006, DRA received an average of $.75 per ringtone download.

We began distribution of video content through online stores in the fourth quarter of 2006 at a negotiated download rate paid to us of approximately $1.40 per download. Paid downloads are driven by the number of videos we have available for purchase at the online stores and the average number of times each video is purchased for download by consumers. However, we do not presently expect to achieve any meaningful revenue from video distribution until the second half of 2007.

Cost of revenue consists of (i) royalties to artists and publishers, (ii) revenue sharing payments based on long-term license or short-term distribution agreements with content owners of both music and video recordings, (iii) amortization of costs to acquire master recordings or digital rights to music and video recordings, and (iv) reserves or write-downs in capitalized digital rights or advances that may be deemed necessary from time-to-time. We purchase or license the digital rights to previously recorded music or music videos and have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations for music recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music recordings are a statutory rate in the United States of America, which was $0.085 per music recording sold during 2005, which increased to $0.091 in January 2006. The royalties for music video recordings, or synchronization rights, are negotiated by contract with the artist or publisher and typically range between $0.10 and $0.15 per video download. When we acquire the master recordings or digital rights to music or music video recordings, we usually pay certain or all of these artist, publisher and synchronization royalties. We also enter into long-term distribution agreements with music and video content owners that typically include a revenue sharing arrangement whereby the content owner receives 25% to 50% of the gross or net revenue, as defined, over the term of the agreement. In most cases, as an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is expensed as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, which typically have terms of two to three years, we are not responsible for any artists, publisher or synchronization royalties and we generally make no upfront or fixed payments to the content owner at the time we enter into the agreement. Therefore, the revenue sharing percentage retained by the content owner (generally 80% to 85%) is substantially higher than under long-term license agreements. DRA currently distributes approximately 53,000 music recordings under such short-term distribution agreements. Prior to the acquisition of DRA, the vast majority of our content was either owned or distributed through long-term distribution agreements with terms that result in a higher gross margin than the terms of the DRA agreements. Accordingly, our average gross margin percentage will be reduced from historical levels with the addition of our DRA subsidiary. We also capitalize the acquisition costs, including the purchase price and direct ancillary costs, of our perpetual and long-term digital rights and our master recordings. We amortize these amounts over the shorter of seven years or the length of the contract for digital rights and ten years for master recordings, which we believe reasonably relates the amount of amortization to the revenue expected to be generated.

Operating, general and administrative expenses include all costs associated with processing music recordings and videos and operating the business. These expenses have been increasing substantially during 2006, primarily because of salary costs associated with additional personnel dedicated to business development, accounting and operations, cost incurred as a result of becoming a public-reporting company in February 2006, from the addition of our DRA subsidiary on September 8, 2006, and for other reasons described below in “Factors affecting Future Results.” We have incurred losses since inception. As of September 30, 2006, these losses, which include losses generated by Digital Musicworks International, Inc. prior to its acquisition by us, totaled approximately $4.1 million. Although we expect an increase in future revenue, we are likely to continue to incur losses during the remainder of 2006 as a result of higher operating, general and administrative expenses.

Results of Operations

Selected Financial and Operating Data

For financial statement presentation purposes, Digital Musicworks International, Inc. has been identified as our accounting acquiror. The following tables set forth selected statement of operations data and such data as a percentage of our revenue for the three month and nine month periods ended September 30, 2006 and 2005, as well as certain operating data regarding tracks available for sale and paid downloads during the periods. The statement of operations data for the nine months ended September 30, 2006 includes the results of operations for Digital Musicworks International, Inc. for the period from January 1, 2006 through February 6, 2006 and the combined operations of Digital Musicworks International, Inc., certain assets of Rio Bravo Entertainment LLC, and Digital Music Group, Inc. for the period from February 7, 2006, and DRA for the period from September 8, 2006, through September 30, 2006. The statement of operations data and operating data for the three months and nine months ended September 30, 2005 includes only the results of Digital Musicworks International, Inc.

	For the Three Months Ended September 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$1,214,209	100.0%	$130,495	100.0%
Cost of revenue:
Royalties and payments to content owners	667,154	54.9%	36,078	27.7%
Amortization of master recordings and digital rights	136,251	11.2%	6,061	4.6%

Gross profit	410,804	33.9%	88,356	67.7%
Operating, general and administrative expenses	(1,616,393)	(133.1%)	(257,050)	(197.0%)
Interest, taxes and other income (expense), net	356,792	29.3%	(128,418)	(98.4%)

Net loss	$(848,797)	(69.9)%	$(297,112)	(227.7)%

Operating Data:
Average number of tracks available for sale during the quarter	109,900		9,400
Number of tracks available for sale at the end of the quarter	184,000		12,200
Number of paid downloads during quarter	1,634,500		191,400

	For the Nine Months Ended September 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$2,774,396	100.0%	$225,535	100.0%
Cost of revenue:
Royalties and payments to content owners	1,402,478	50.6%	68,974	30.6%
Amortization of master recordings and digital rights	271,099	10.0%	15,049	6.7%
Write-down of non-productive assets	—	—	73,442	32.5%

Gross profit	1,100,819	39.4%	68,087	30.2%
Operating, general and administrative expenses	(3,911,256)	(141.0%)	(1,128,576)	(500.4%)
Interest, taxes and other income (expense), net	958,332	34.4%	(133,980)	(59.4%)

Net loss	$(1,852,105)	(67.0)%	$(1,194,486)	(529.6)%

Operating Data:
Average number of tracks available for sale during the period	77,700		5.500
Number of tracks available for sale at the end of the period	184,000		12,200
Number of paid downloads during the period	3,840,600		322,900

Comparison of Three Months Ended September 30, 2006 to 2005

Revenue. Revenue increased to $1,214,209 for the three months ended September 30, 2006, from $130,495 for the three months ended September 30, 2005. Total paid downloads increased to approximately 1,634,500 for the three months ended September 30, 2006, from approximately 191,400 for the three months ended September 30, 2005. The increase in the number of paid downloads was driven by the increase in tracks made available for sale, partially offset by a decline in the average monthly download rate per to track to approximately 5.0 times during the three months ended September 30, 2006 from approximately 6.8 times during the three months ended September 30, 2005, and an increase in the average price per download due to a higher percentage of sales outside the United States, where we receive a higher fee from online stores, in the third quarter of 2006 than in the third quarter of 2005. The average number of tracks available for sale totaled approximately 109,900 and 9,400 during the three months ended September 30, 2006 and 2005, respectively. The increase in the average number of tracks available reflects the increase in tracks processed by us and made available by the online music stores, the acquisition of DRA which added approximately 53,000 tracks on September 8, 2006, and the acquisition on February 7, 2006 of certain assets of Rio Bravo Entertainment LLC, representing approximately 6,000 tracks. We experienced a decline in our average download rate in the third quarter 2006 as compared to the third quarter of 2005 because the tracks added since September 2005 were of a nature and mix of genres that were not as commercially popular. In addition, certain tracks added since September 2005 have less than worldwide distribution rights. Partially offsetting these factors was the addition of the DRA tracks on September 8, 2006. DRA’s catalog features more titles by popular current recording artists which downloaded at an average monthly rate of approximately 15 times during the period from the acquisition date through September 30, 2006.

Cost of revenue. Our royalties and payments to content owners increased to $667,154 for the three months ended September 30, 2006, compared to $36,078 for the three months ended September 30, 2005. The increase is primarily related to the increase in revenue. During the three months ended September 30, 2006 and 2005, our royalties and payments to content owners amounted to 54.9% and 27.7% of revenue, respectively. During the three months ended September 30, 2005, the vast majority of our content was owned by us or distributed under long-term distribution agreements which typically carry revenue sharing rates of 25% to 50% for the content owner. The acquisition of certain assets of Rio Bravo Entertainment LLC in February 2006 and DRA in September 2006 had a significant effect on the mix of our revenue and our gross profit margin, as the short-term distribution agreements of these acquired operations have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. The amortization expense of master recordings and digital music rights increased to $136,251 for the three months ended September 30, 2006, compared to $6,061 for the three months ended September 30, 2005. This increase in amortization expense is due to the purchase of digital music rights and master recordings during the second half of 2005 and during 2006 and the acquisitions of certain assets of Rio Bravo Entertainment LLC and DRA. As of September 30, 2006, we were amortizing rights and recordings with a cost basis of approximately $5.3 million compared to $190,000 as of September 30, 2005.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$806,204	49.9%	$147,080	57.2%
Professional fees	170,924	10.6%	43,095	16.8%
Corporate governance expenses	147,480	9.1%	—	—
Media and investor relations	121,962	7.5%	—	—
Share-based compensation	81,853	5.1%	768	0.3%
Travel expenses	60,354	3.7%	13,726	5.3%
Rent	59,120	3.7%	16,719	6.5%
Other	168,496	10.4%	35,662	13.9%

Total	$1,616,393	100.0%	$257,050	100.0%

Operating, general and administrative expenses increased to $1,616,393 for the three months ended September 30, 2006, from $257,050 for the three months ended September 30, 2005. Operating, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in (i) employees and resulting payroll costs and share-based compensation attributable to the granting of stock options and restricted share incentives, (ii) professional fees, (iii) corporate governance expenses which include board fees, insurance, stock transfer, printing and filing fees, (iv) media and investor relations, (v) travel-related expenses, (vi) office rent, and (vii) other expenses as we began to expand our infrastructure to acquire rights to additional music recordings, to process an increasing number of tracks for sale, and to meet our obligations as a public company. In addition, during the third quarter of 2006, we recorded a one-time charge of $113,000 related to severance costs in connection with the departure of a senior executive and began incurring additional operating expenses as a result of the addition of DRA’s operations.

Interest income and other income (expense), net. Interest income increased to $367,285 for the three months ended September 30, 2006, from $737 for the three months ended September 30, 2005, due to the temporary investment of the net cash proceeds from our initial public offering of common stock, which closed on February 7, 2006. In September 2005, we completed a private financing, including conversion of certain debt into equity, which resulted in a charge to interest expense of $125,034 in the quarter ended September 30, 2005. Other expense of $7,565 for the three months ended September 30, 2006 represents net losses on foreign currency transactions, which were not material for the three months ended September 30, 2005.

Comparison of Nine Months Ended September 30, 2006 to 2005

Revenue. Revenue increased to $2,774,396 for the nine months ended September 30, 2006, from $225,535 for the nine months ended September 30, 2005. Total paid downloads increased to approximately 3,840,600 for the nine months ended September 30, 2006, from approximately 322,900 for the nine months ended September 30, 2005. The increase in the number of paid downloads was driven primarily by the increase in tracks made available for sale, partially offset by a decline in the average monthly download rate per track to approximately 5.5 times during the nine months ended September 30, 2006 from approximately 6.5 times during the nine months ended September 30, 2005. The average number of tracks available for sale totaled approximately 77,700 and 5,500 during the nine months ended September 30, 2006 and 2005, respectively. The increase in the average number of tracks available reflects the increase in tracks processed by us and made available by the online music stores, the acquisition of DRA which added approximately 53,000 tracks on September 8, 2006, and the acquisition February 7, 2006 of certain assets of Rio Bravo Entertainment LLC, representing approximately 6,000 tracks. The decline in our average download rate for the first nine months of 2006 as compared to the first nine months of 2005 occurred primarily because the tracks added since September 2005 were of a nature and mix of genres that were not as commercially popular. Partially offsetting these factors was the addition of the DRA tracks on September 8, 2006. DRA’s catalog features more titles by popular current recording artists which downloaded at an average monthly rate of approximately 15 times during the period from the acquisition date through September 30, 2006.

Cost of revenue. Our royalties and payments to content owners increased to $1,402,478 for the nine months ended September 30, 2006, compared to $68,974 for the nine months ended September 30, 2005. The increase is primarily related to the increase in revenue. During the nine months ended September 30, 2006 and 2005, our royalties and payments to content owners amounted to 50.6% and 30.6% of revenue, respectively. During the nine months ended September 30, 2005, the vast majority of our content was owned by us or distributed under long-term distribution agreements which typically carry revenue sharing rates of 25% to 50% for the content owner. Acquisitions of certain assets of Rio Bravo Entertainment LLC in February 2006 and DRA in September 2006 had a significant effect on the mix of our revenue and our gross profit margin, as the short-term distribution agreements of these acquired operations have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. The amortization expense of master recordings and digital music rights expense increased to $271,099 for the nine months ended September 30, 2006, compared to $15,049 for the nine months ended September 30, 2005. This increase in amortization expense is due to the purchase of digital music rights and master recordings during the second half of 2005 and during 2006 and the acquisitions of certain assets of Rio Bravo Entertainment LLC and DRA. Additionally, during the nine months ended September 30, 2005, cost of revenue included the write-down of non-productive assets of $73,442, relating to cash advances and capitalized costs for producing master recordings under a contract with an artist that was entered into in January 2005 and cancelled in July 2005.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$1,893,715	48.4%	$614,492	54.4%
Professional fees	492,306	12.6%	179,172	15.9%
Corporate governance expenses	417,028	10.7%	—	—
Media and investor relations	191,198	4.9%	81,965	7.3%
Share-based compensation	241,736	6.2%	3,342	0.3%
Travel expenses	146,297	3.7%	82,490	7.3%
Rent	131,399	3.3%	50,157	4.4%
Other	397,577	10.2%	116,958	10.4%

Total	$3,911,256	100.0%	$1,128,576	100.0%

Operating, general and administrative expenses increased to $3,911,256 for the nine months ended September 30, 2006, from $1,128,576 for the nine months ended September 30, 2005. Operating, general and administrative expenses increased after our initial public offering in February 2006 due to increases in (i) employees and resulting payroll costs and share-based compensation attributable to the granting of stock options and restricted shares as incentives, (ii) professional fees, (iii) corporate governance expenses which include board fees, insurance, stock transfer, printing and filing fees, (iv) media and investor relations, (v) travel-related expenses, (vi) office rent, and (vii) other expenses as we began to expand our infrastructure to acquire rights to additional music recordings, to process an increasing number of tracks for sale, and to meet our obligations as a public company. In addition, we recorded a one-time charge of $113,000 related to severance costs in connection with the departure of a senior executive in 2006 and began incurring additional operating expenses as a result of the addition of DRA’s operations during the third quarter of 2006.

Interest income and other income (expense), net. Net interest income amounted to $966,697 for the nine months ended September 30, 2006, compared to a net interest expense of $133,180 for the nine months ended September 30, 2005, due to the temporary investment of the net cash proceeds from our initial public offering of common stock, which closed on February 7, 2006. In September 2005, we completed a private financing, including conversion of certain debt into equity, which resulted in a charge to interest expense of $125,034 in the quarter ended September 30, 2005. Other expense of $7,565 for the nine months ended September 30, 2006 represents net losses on foreign currency transactions, which were not material for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our operating activities resulted in net cash outflows of $1,347,767 during the nine months ended September 30, 2006 as a result of a net loss from operations and increased working capital needs.

Our investing activities resulted in net cash outflows of $8,091,208 during the nine months ended September 30, 2006, which were comprised of $2,644,354 for the purchase of DRA (which is net of cash acquired of $555,646), $1,725,975 for master recordings, $264,053 for digital rights, $2,463,604 for royalty advances for long-term distribution rights for music and video content, $600,000 for a content acquisition deposit, $364,210 for equipment and furniture, and $29,012 for security deposits and trademark registration.

Our financing activities provided cash of $33,213,978 during the nine months ended September 30, 2006, primarily from the net cash proceeds of initial public offering.

As of September 30, 2006, we had total working capital of approximately $24,800,000, including cash and cash equivalents of approximately $24,200,000. Cash equivalents of approximately $21,900,000 are comprised of investments in money market funds, commercial paper and other securities. Our current principal sources of liquidity are our cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, working capital requirements, and capital expenditure requirements, including acquisitions of master recordings, digital rights and advance royalty payments in connection with new content distribution agreements, for the foreseeable future. However, we may seek to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities.

Indemnification Arrangements

In the ordinary course of business, we enter into contractual arrangements with online stores under which we agree to provide indemnification of varying scope with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. Conversely, we are indemnified by content owners for any losses that might arise out of any breach of their agreements to sell or provide recordings to us for digital distribution or any intellectual property infringement claims arising from the recordings they have sold or provided to us for digital distribution. In addition, we have entered into standard indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, so the overall maximum amount of the obligations cannot be reasonably estimated. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Off Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Factors Affecting Future Results

Our operating expenses have increased substantially during 2006 as we added employees and infrastructure to permit our company to position itself to take advantage of the growth opportunity in the emerging digital music and video industries and as a result of our acquisition of DRA on September 8, 2006. We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing our revenue while controlling and limiting our expenses at current levels. The factors we expect will affect our future results are discussed below.

•	Business development. As of September 30, 2006, we had cash and cash equivalents of $24.2 million, the majority of which is earmarked for content acquisition, including $3.0 million which we are contractually obligated to pay over the next 12 months under content acquisition and long-term distribution agreements which were in place at September 30, 2006. Negotiating and consummating digital rights agreements for entertainment content is a complex and time consuming process, and we cannot predict how quickly we will be able to deploy capital and add to our tracks available for sale. We are working through due diligence procedures and negotiations with numerous content owners to acquire additional digital rights or enter into digital distribution agreements for both music and video content, but there is no assurance that we will be able to complete these proposed transactions or that the terms as negotiated will ultimately be commercially favorable to us.

In addition, we gained access to numerous new mobile and additional music distribution outlets in connection with our acquisition of DRA on September 8, 2006 and we are currently in the process of adding DMGI content in these channels in order to increase download rates and revenue from these sources. A key factor in our business strategy is to continue to seek to expand our sales channel outlets within the developing digital entertainment industry. This will be particularly important as we seek to market and distribute TV, film and other video under our recently announced long-term distribution agreements, as the market for digital video content is not as developed as for music content, and there are no assurances that it will develop in the same manner or to the same extent.

•	Digital processing. We presently are a party to contracts which grant us the digital rights to approximately 300,000 music recordings and approximately 4,000 hours of music videos, classic television programming, and an eclectic mix of short and feature films and additional video content. Approximately 184,000 of our music recordings were available for sale at online stores or mobile services at September 30, 2006 (including approximately 53,000 tracks distributed by DRA acquired in September 2006), and approximately 23,000 additional tracks had been processed and delivered to online stores but had not yet been made available for sale by those stores as of that date. Subsequent to September 30, 2006, we received delivery of substantially all of the tracks from content owners who were behind in their content delivery schedules and are presently working to process and deliver a substantial number of additional tracks to the online stores.

Once we process our music recordings in the appropriate digital format for each online store or mobile service, the tracks are delivered to the retailer for review and posting, so they may be posted for download by consumers. We do not control the timing of the processing by the online stores. Historically, this process has taken up to several weeks, although we are currently experiencing longer delays and certain of the online stores have reported significant backlogs of content for processing, including our largest store. We are working with the stores in an attempt to accelerate their processing of our content, but we expect delays of several weeks to months in processing music recordings (over historical processing times) and believe that this trend may continue for the foreseeable future.

We have developed processes for digitizing video recordings and have delivered approximately 200 video recordings that are now available for downloading at Google Video. However, our video distribution channel partners are in the early stages of developing their processing and distribution standards, methods and pricing models and we believe they are subject to further change. We are working closely with our video channel partners to continue to refine our processes to meet all formatting requirements as they evolve. Any such changes in standards, methods and pricing could result in additional investment in processing equipment; increased operating costs and/or reduced returns on our investments in video content. Because of the early stage nature of this part of our business, we do not presently expect to achieve any meaningful revenue from video distribution until the second half of 2007.

•	Seasonality and other factors impacting revenue and download rates. The digital music industry is still evolving. The strong quarter over quarter growth in digital music sales reported industry-wide has slowed somewhat during 2006, which is natural as an industry matures and the base on which percentage growth is measured becomes larger. The early-stage nature of the entire industry and our limited operating history have not allowed us to definitively identify consumer trends or factors in our business that may affect the timing of digital downloading and our resulting revenue recognition. For example, we suspect seasonality may influence digital music sales and we believe that the fourth quarter of the calendar year may have seasonally higher sales for digital music, just as it is the highest quarter for sales of recorded music in physical format. Likewise, the second and third quarters may be seasonally low. We also experienced swings in the download rates for the music recordings we own and distribute because certain of the tracks recently added to our catalog have less than worldwide distribution rights and, more importantly, the tracks added since 2005 are of a nature and wide variety of genres that have not initially been as commercially popular as the limited number of tracks and catalogs that we had for sale in prior years. When we negotiate to acquire the rights to a music catalog, these factors are all taken into consideration. We consider the expected popularity and download rate of the music recordings to be acquired or licensed in the territories available for distribution, and this drives our negotiations on the price we are willing to pay or the cash advance we are willing to make. As a result, a low download rate on a particular catalog should not automatically be equated to a low return on investment. However, consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. There are no assurances that current download rates will continue in the future, that catalogs added to our library in the future will be as popular with consumers and generate revenue at the same rate as those currently available for purchase, or that we will be able to accurately forecast consumer demand and download rates for catalogs when determining how much we will pay for the digital rights.

•	Integration of Digital Rights Agency, LLC. Our fourth quarter 2006 results will include a full quarter’s results from our DRA subsidiary, which was acquired on September 8, 2006. Our reported revenue and gross profit for the remainder of 2006 will increase as a result of this acquisition, but our gross margin percentage on revenue will be reduced. DRA seldom pays an advance to a content owner and distributes music recordings under short-term distribution agreements which typically result in a gross margin percentage of between 15% and 20%, compared to our historical gross margin percentage on owned or controlled content of approximately 43% for the nine months ended September 30, 2006. The anticipated reduction in our combined gross margin percentage in the fourth quarter of 2006 as a result of adding DRA’s business may be partially mitigated by other factors influencing the mix of our revenue among content owned, controlled under long-term licenses, and distributed under short-term distribution agreements.

•	Operating, general and administrative expenses. Our operating, general and administrative expenses totaled $1,616,393 for the three months ended September 30, 2006, including a non-recurring charge of approximately $113,000 related to severance costs in connection with the departure of one of our senior executives and approximately $75,000 in operating expenses incurred by our DRA subsidiary for the period from September 8, 2006 to September 30, 2006. We have instituted certain restrictions on additional spending and believe that our operating, general and administrative expenses are not likely to increase substantially in the fourth quarter of 2006, except that we will incur a full quarter of such expenses from the addition of DRA. During November 2006, we eliminated three redundant positions in connection with the integration of DRA’s operations and expect to realize other cost synergies with the integration of our processing systems and procedures during the first half of 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We receive payment from our channel outlets in U.S. dollars for sales to consumers in the United States. For those online music stores which sell our music recordings to consumers in foreign countries, sales and payments to us are based on local currency, which is converted to U.S. dollars at the month-end market-based foreign exchange rate and paid to us in U.S. dollars. For the nine months ended September 30, 2006, approximately 23% of our revenue was derived on this basis from consumers outside of the United States. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenues.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable, royalties payable and long-term obligations. Based on our investment policy, we may invest our cash primarily in a variety of financial instruments, consisting principally of investments in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our invested cash equivalents of approximately $21,900,000 at September 30, 2006, a one percent per annum change in interest rates could cause a change in our interest income of approximately $219,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. Digital Music Group, Inc. was formed in April 2005 and had no operations prior to the acquisitions of Digital Musicworks International, Inc. and certain assets of Rio Bravo Entertainment LLC in February 2006, other than in connection with the acquisitions and our initial public offering. We have experienced net losses of approximately $4.1 million from inception through September 30, 2006, and we have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

If we are unable to successfully integrate the operations of Digital Rights Agency, LLC, our revenue and results of operations could be adversely affected.

Our costs of operations will increase even further if we are unable to successfully combine the acquired operations of Digital Rights Agency, LLC or integrate the systems and procedures, including accounting, financial reporting and information technology, or to realize the revenue and expense synergies we expect from the combined companies. Our pro forma combined financial results cover periods during which we were not under common control or management and, therefore, are not indicative of our future financial or operating results. Our failure to integrate Digital Rights Agency, LLC and obtain all the benefit of the content license agreements and employee and business relationships of Digital Rights Agency, LLC could impair our future revenue and results of operations.

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

Our business is dependent on our ability to acquire digital rights to additional music and video recordings. Even if we are able to locate additional content owners, they may not be willing to sell or license the digital rights to their music and video recordings or we may not be able to negotiate terms that are commercially favorable to us. While we believe that our experience and knowledge in the music industry and our operating history allows us to determine commercially reasonable prices, we may be unable to objectively determine fair market value for the digital rights to music and video recordings that we acquire because of unknown consumer demand for such recordings, unknown number of additional owners of digital rights to such recordings in certain cases and absence of independent valuations for these music and video recordings. If these content owners are unwilling to sell or license their rights on terms that we have determined are commercially favorable to us, we will not be able to substantially increase our revenue.

We face competition from companies seeking to acquire the digital rights to music and video recordings, which could negatively impact our ability to acquire additional digital rights.

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels, which is the business of DRA. The number of commercialized music and video recordings available for acquisition is large, but limited. We expect to face competition in our pursuit to acquire additional music and video recordings, which may limit the number of available music and video recordings for sale or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and online music stores that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the online music stores. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

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

If the music and video recordings that we provide to the online stores do not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire and offer for purchase music and video recordings that appeal to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music and video recordings. Our historical sales are based on a limited library of music recordings available for purchase at the online music stores. In the future, our current music recordings and the additional music and video recordings we make available for purchase may not experience similar demand. Any reduction in the number of downloads of our recordings by consumers will cause a reduction in our revenue.

We have limited operating history in the acquisition, processing and sale of digital video recordings and we may not be able to successfully acquire, process and market our digital video recordings.

The distribution of digital video recordings through online stores is a relatively new extension of the digital download industry. We recently entered into our first long-term agreements to distribute digital music videos, classic television programs, films and other video recordings. Because this is a new area of the market for us and the industry, we may not be able to determine the proper valuation for the acquisition or licensing of digital rights to video recordings. We will be substantially dependent on online stores and mobile services for the distribution and sale of our digital video recordings. We currently have digital video distribution agreements with a limited number of online stores and mobile services, and if we are unable to enter into additional distribution agreements with channel outlets on commercially favorable terms, this could limit our revenue. In addition, our success in this area depends on the market demand for digital video recordings and our ability to acquire and offer for purchase video recordings that appeal to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. The approach we have taken to date in acquiring music recordings may not work well in acquiring video recordings. We cannot accurately assess or control consumer demand for our digital video recordings. In addition, video distribution is in its infancy and technical requirements are evolving. We may encounter unexpected difficulties in processing the video recordings into digital formats or in meeting the technical requirements of the online stores that may be different than the difficulties we face with respect to digital music recordings. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet evolving technical requirements. Any delay in processing and delivering video recordings to the online stores may cause delays in expected revenue growth. Any significant changes from current processing requirements could increase our costs and delay or impede our ability achieve a profit from the distribution of our video catalogs. Additionally, the online stores and mobile services could limit the types or amount of video content they will accept from content owners and distributors like us, and our revenue could be significantly reduced if we are unable to exploit all of the content we have under contract.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the online music stores based, to a large extent, on the price charged to consumers by the online music stores. Currently, the largest online music store, iTunes, charges consumers $0.99 per music recording downloaded in the United States and at comparable rate in local currency for consumers outside the United States. We have limited ability to influence the pricing models of the online music stores. While the major record labels were unsuccessful in their recent attempt to change the pricing structure, there is no assurance that they will not attempt to change the pricing structure in the future or that the online music stores will not initiate such a change that could result in lower pricing for back catalog, past hits, and out-of-print music recordings that are the focus of much of our library. If the online music stores adopt a lower pricing model for our music recordings or if there is a pricing structure change to a flat-fee subscription or other similar pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple iTunes and other online music stores at present accept and post for sale all the music recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music recordings they will accept from digital music content owners and distributors like us, our revenue could be significantly reduced.

We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the sale of our music recordings.

We derive our revenue from a small number of leading online stores that sell to consumers the digital music recordings that we acquire or control through licenses, and we deliver our music recordings to these leading stores in priority of their significance to us. For the year ended December 31, 2005 and nine months ended September 30, 2006, we received 87% and 83% of our revenue from iTunes, respectively. Our agreements with Apple iTunes have terms of three years ending in April 2007 and DRA’s agreements with Apple iTunes expire in December, 2008. Under the terms of the agreements, Apple is required to pay us an agreed upon wholesale price for each recording sold by Apple. If we are not able to renew our relationship with iTunes and other online music stores that offer our music recordings for sale on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of online music stores, particularly Apple iTunes, which subjects us to substantial payment risk.

We rely on reports from the online music stores detailing download activity to determine our revenue, and such reports are typically provided to us within 30 days following the end of the month. We receive payment at approximately the same time as we receive these reports of download activity. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain smaller stores that report quarterly). As of September 30, 2006, accounts receivable from Apple iTunes Music Store represented 49% of our total accounts receivable, compared to 83% of our total accounts receivable as of December 31, 2005. The concentration of our accounts receivable among a small number of online stores is likely to continue and we expect our accounts receivable to become larger as we grow. If any of these online music stores are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss.

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

Implementation of our business plan and growth strategy depends on increasing the number of music and video recordings we have available for purchase by consumers at the online stores and mobile services. Our purchase and long-term license agreements typically require the content owners to deliver to us their recordings under an agreement delivery timetable. Under our short-term license agreements, there are no delivery terms. Certain of the music recordings we acquire may be in older physical formats such as audio tape or vinyl records that require processing onto compact disc prior to being delivered to us. In addition, our agreements require that certain descriptive information required by the online stores for each music recording be delivered with the recordings, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has at times taken several months or longer after we have entered into an agreement before we have received delivery of the music recordings acquired. In addition, in some cases the quality of the recording data and metadata initially delivered is not sufficient or the data is not complete and follow-up work and effort is required to receive proper and complete delivery, although even with such extra efforts there are no assurances such problems can be cured. Although we generally specify delivery dates and make cash payments by us conditional upon delivery, we do not have control over the timing for complete receipt of the music and video recordings acquired. If there are long delays in the time it takes for the content owners to deliver to us the music and video recordings in physical format or complete data format and the related complete descriptive information, it will delay our ability to begin the process of converting the music and video recordings into the digital formats required by the online stores. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music and video recordings available for purchase at the online stores will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim.

Any extended delay by the online stores and mobile services in processing and making our music and video recordings available for downloading causes a delay in our ability to earn revenue from such recordings.

Following receipt of music and video recordings from content owners, we convert them into the specific digital formats required by the various online stores. We then deliver these music and video recordings in digital format, together with their associated descriptive information and artwork, to the online stores to be made available for purchase in the specific territories where we have acquired the digital rights. The online stores must then review our music and video recordings, descriptive information and artwork to ensure that they are in the proper format for their store. The recordings are only made available for purchase by consumers once the store has completed its review, encrypted the recordings with the particular store’s digital rights management protection and other store-specific coding, and posted the digital files on the stores’ computer servers. We are subject to the online stores’ internal processing timing and priorities. Our agreements with the online stores do not provide for a fixed processing time. Our experience has been that the store review and posting process takes several weeks, although we have recently experienced delays which are several weeks or months beyond historical processing times. Any extended delay in making our music and video recordings available for sale at the online stores causes a delay in when we can begin to earn revenue and return on investment from such recordings.

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

We depend on the continued services and performance of our key personnel, including Mitchell Koulouris, our President and Chief Executive Officer and Tuhin Roy, our President of our DRA subsidiary and our Chief Strategy Officer. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and other skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

Piracy is likely to continue to negatively impact our potential revenue.

Our revenue comes from the sale of our digital music recordings over the Internet and wireless and cable networks, which is subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. Global piracy is a significant threat to the music and film industry generally and to us. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales of recorded music and films and have put pressure on the price of legitimate sales.

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

Our officers and directors and their affiliates exercise significant voting control over us as stockholders.

Our officers and directors and their immediate family members, as of March 20, 2006, beneficially owned, in the aggregate, approximately 29% of our outstanding common stock. See our Proxy Statement for our 2006 Annual Meeting of Stockholders for the individual beneficial ownership of our common stock held by our directors and officers. These individual holdings have not changed significantly through October 2006. As a result of their shareholdings, these individuals will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The price at which our common stock has traded since our initial public offering in February 2006 has fluctuated significantly. The price is likely to continue to fluctuate significantly due to the following factors, some of which are beyond our control:

•	imbalances between the market supply and demand for shares of our stock due to the limited number of shares available in the public float;

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others; and

•	conditions and trends in online commerce industries, particularly in the online and mobile digital music market.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their purchase price.

In addition, sales of substantial amounts of our common stock by our existing stockholders in the public market following the expiration of lock-up agreements entered into in connection with our initial public offering completed in February 2006 and compliance with Rule 144 holding periods may adversely affect the future market price of our common stock. Shares issued upon the exercise of outstanding options granted to our employees and directors also may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. We maintain Directors and Officers liability insurance for this type of litigation. However if such litigation is directed at us, it could result in substantial costs, including the deductible amount under our insurance policy and other indirect costs and a diversion of management’s attention and resources.

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

Use of Proceeds

Through September 30, 2006, we have used a portion of the $33.2 million in net cash proceeds from our initial public offering in February 2006. This includes $1,990,000 to acquire digital rights and master recordings; $2,709,000 to advance royalty payments for music and video catalogs to be distributed under long-term license agreements; $350,000 for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system; and for general corporate purposes. We also issued 420,000 shares of common stock and paid $3,200,000 in cash for the acquisition of Digital Rights Agency, LLC. We have approximately $24.2 million cash and cash equivalents as of September 30, 2006 which is designated primarily for the primarily for the acquisition of digital music and video content and for general corporate purposes. See Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of contractual commitments as of September 30, 2006, which will require a further use of these cash resources. In addition, in connection with the DRA acquisition, we are obligated to pay up to $1,155,000 in cash and 87,000 shares of common stock in additional consideration if certain financial targets are achieved through December 31, 2007.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

Exhibit Number	Description

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.

10.4***	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Mitchell Koulouris.

10.6*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.8*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.9*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.12*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.

10.13*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.14*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.15*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.

10.16***	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.

10.17****	Management Incentive Bonus Plan for the Year Ended December 31, 2006

10.18****	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris

10.19*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).

10.20*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).

10.21*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).

10.22*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).

10.23*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.

10.24*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.25*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.26*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.

10.27*****	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.

10.28*****	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.

10.29	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.

10.30	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.

10.31	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.

10.32†	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.

10.33	Office Lease Agreement dated July 19, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.

**	Incorporated by reference from our Current Report on Form 8-K filed on February 10, 2006.

***	Incorporated by reference from our Form 10-Q for the quarterly period ended March 31, 2006 filed on May 15, 2006.

****	Incorporated by reference from our Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

*****Incorporated	by reference from our Current Report on Form 8-K filed on September 11, 2006.

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/S/ Karen Davis
Karen Davis
Chief Financial Officer
Date:	November 14, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2**	Form of Warrant to Purchase Registrant’s common stock.

10.1*	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.

10.2*	Amended and Restated 2005 Stock Plan.

10.3*	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.

10.4***	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.

10.5*	Founder’s Restricted Stock Purchase Agreement dated March 21, 2004 between Digital Musicworks International, Inc. (now Registrant) and Mitchell Koulouris.

10.6*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.

10.7*	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.

10.8*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.

10.9*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.

10.10*	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.

10.11*	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.

10.12*	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.

10.13*	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.

10.14*	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.

10.15*	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.

10.16***	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.

10.17****	Management Incentive Bonus Plan for the Year Ended December 31, 2006

10.18****	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris

10.19*†	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).

10.20*†	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).

10.21*†	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).

10.22*†	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).

10.23*†	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.

10.24*†	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.25*†	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.

10.26*†	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.

10.27*****	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.

10.28*****	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.

10.29	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.

10.30	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.

10.31	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.

10.32†	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.

10.33	Office Lease Agreement dated July 19, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006.

** Incorporated by reference from our Current Report on Form 8-K filed on February 10, 2006.

*** Incorporated by reference from our Form 10-Q for the quarterly period ended March 31, 2006 filed on May 15, 2006.

**** Incorporated by reference from our Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

***** Incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006.

† Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.