Form 10-K
period 2006-12-31
Digital Music Group, Inc.
filed 2007-03-30
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.01 par value

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, based on the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market System was $37,449,148.

As of March 26, 2007, the registrant had 9,034,941 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2006.

DIGITAL MUSIC GROUP, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “likely”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements relating to: our financial condition; results of operations; download activity; business strategy; future operating performance; management focus and objectives; industry growth trends; the delivery of our video content to advertising-supported Internet sites; the availability of our video content on certain Internet sites where it will be available without charge to consumers; our sharing in advertising revenue from advertising-supported Internet sites, and the percentage of revenue that we will receive; the availability of our content during 2007 through certain digital entertainment services; the market share of digital music; the market share of mobile distribution; digital formats becoming the preferred way consumers purchase and listen to music; the rate of growth of mobile distribution; worldwide sales of full track downloads to mobile phones; the developing market for digital delivery of video; the expansion of the digital video experience to the home theater experience; revenue opportunities related to digital distribution of video content; the emergence of combination business models for the distribution of digital video; the pursuit of other digital outlets for our music and video content as they become commercially available; the growth in revenue from mobile distribution; the potential for acquisition of digital rights with common stock or debt, in addition to cash; the portion of our revenue that may come from short-term distribution agreements as a result of our acquisition of Digital Rights Agency, LLC; the prices for music videos and other video content that we expect to receive from digital entertainment services; the exploitation of our video content; increased consumer demand for video content; our working relationships with our distribution partners related to achieving optimum placement of our content; our consideration of new ways to market our music and video content directly to consumers; the marketing of our services to content owners; the manner in which we compete with our competitors; the emergence of significant competitors for video content; competition against television and film content from large television and film studios; the transition of the recorded music and video industries to digital formats; our dependence on digital entertainment services for the distribution of our video content; the revenue we may generate from video content; our success in digitally distributing video content; revenue growth from delivering video content; our ability to achieve a profit from the distribution of our video content; our future revenue potential; the expiration of our distribution agreements, agreements with digital entertainment services and leases; the revenue we receive from subscription models, including as subscribers are added; the sufficiency of our cash on hand; the exercise of our officers and directors of significant influence over matters requiring stockholder approval; incurring of additional expenses and diversion of management time with respect to the documentation and evaluation of our internal controls; the shift of our revenue to a more diversified revenue mix; the evolution of our key business metrics; the impact of any change to our amortization methodology; testing of goodwill for impairment; the adoption of FIN 48; our ability to achieve profitability; the download rates for music catalogs acquired in 2006; the realization of meaningful revenue from our video content; the impact of the DRA acquisition on our gross profit margins, revenue and gross profit; revenue growth from higher margin owned and controlled content; the continued acquisition of digital rights and entry into long-term license agreements and short-term distribution agreements; and our exposure to interest rate and foreign currency risk. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Overview

Digital Music Group, Inc. is a content owner and global leader in the digital distribution of independently owned music and video content, including music recordings and music, television, film and other video content. At December 31, 2006, we had approximately 335,000 individual music recordings under management and over 4,000 hours of video content.

We acquire or license the digital rights to music and video content from record labels, artists, television and film production companies, and other content owners. We digitally encode the content into multiple formats for distribution to digital entertainment services operating over the Internet and wireless, cable and mobile networks. Consumers can then listen, view and/or purchase the content for use on their personal computers, digital music and video players, and music and video-enabled mobile phones. At December 31, 2005, we had approximately 31,000 music recordings available for sale through digital music retailers, whereas at December 31, 2006, we had approximately 220,000 music recordings available for sale through digital music retailers and mobile services. We made our first acquisitions of video content during the second half of 2006, and have only recently begun processing and delivering our video content to digital entertainment services.

Our digital entertainment service partners make our content available to consumers through two primary business models - permanent copies of entire albums, individual recordings or ringtones on a pay-per-download basis, or broad access to a substantial quantity of content on a subscription basis. We receive revenue from the digital entertainment services based on the number of times our content is downloaded or streamed by consumers. Beginning in 2007, we will deliver certain of our video content to advertising-supported Internet sites where it will be available without charge to consumers, and we will share in a percentage of the advertising revenue based on the number of times our video content is viewed by consumers. Our digital entertainment service partners include: Apple iTunes, Napster, RealNetworks, eMusic, Wal-Mart Music, MusicNet, Verizon, Sprint, Moderati, Zingy, 9 Squared, and many others. We expect to make our video content available during 2007 through Apple iTunes, Google Video, YouTube, AOL/In2TV, Movielink, BitTorrent and other digital entertainment services.

Over the past three years, the recorded music industry has experienced increasing demand for music in digital format, driven by the proliferation of personal music players and music-enabled mobile phones and the ability to offer large selections of music recordings for consumption at any time. Like the music industry in 2003, we believe the television and film industries have recently begun a migration from sales and rental of content in physical formats such as digital video discs to digital distribution. However, only a relatively small percentage of known music and video content is currently available for purchase in digital format. We believe that many content owners have yet to make their content available in digital format because of the time, effort and cost involved. In addition, we believe many digital entertainment services are reluctant to enter into relationships with smaller content owners because of the administrative costs involved.

We actively seek out the owners of music and video content to acquire their digital rights through purchase, long-term license or short-term distribution agreements. Such acquisitions are pursued based upon the quality and commercial marketability of the content, our ability to negotiate appropriate consideration and terms, and our available financial resources. We have acquired digital rights to music and video content that represents a wide variety and mix of genres and time periods to appeal to many different interest groups. The music recordings that we own or control under long-term agreements are generally not current mainstream and popular hits, but consist primarily of back catalog, out-of-print recordings, past hits, world music, classical music performances, previously unreleased music recordings, live performances, and other music that may not be readily available from traditional music retailers. The music recordings that we distribute under short-term arrangements consist primarily of more contemporary recordings by independent record label artists. The video content we have acquired consists of classic episodic television shows no longer in wide syndication, vintage feature and short films, cartoons and other animated features, music videos, live music and stand-up comedy performances, action shorts, reality programming, sports events, and programs focused on children or special-interest groups.

Our strategy is to fulfill basic needs of each of the market participants in the rapidly growing and evolving digital media industry. We provide consumers with access to music and video content, much of which is not readily accessible in traditional brick-and-mortar retailers or otherwise available in digital format. In addition, we provide a means for content owners to make their content available to consumers at digital entertainment services with minimal effort on their behalf. Further, we reduce the burden for digital entertainment services of managing individual relationships with numerous smaller content owners.

Significant Events in 2006

On February 7, 2006, we completed our initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. The majority of the proceeds were earmarked for digital content acquisitions. Concurrently with the closing, we completed the acquisition of Digital Musicworks International, Inc., a California corporation, focused on acquiring or licensing digital rights to catalogs of music recordings, and certain digital distribution assets of Rio Bravo Entertainment LLC, a Delaware limited liability company, doing business as Psychobaby. On September 8, 2006, we completed the acquisition of Digital Rights Agency, LLC, a California limited liability company (“DRA”), and leading digital music distributor focused on independent record labels.

Market Overview

The Digital Music Market

We believe the recorded music industry has been undergoing significant change, with the primary means of distribution transitioning from physical formats like compact disc to digital formats accessed over the Internet and wireless, cable and mobile networks. We believe this change is occurring as a result of the popularity and proliferation of personal computers, music-enabled mobile phones and portable digital music players like the Apple iPod, and consumer acceptance and the music industry’s endorsement of legitimate digital music sales. We believe this transition is continuing and the market share of digital music will continue to increase, particularly through mobile distribution, and digital formats will ultimately become the preferred way consumers purchase and listen to music.

Since Apple’s introduction of the iPod in 2001, approximately 89 million iPods have been sold through January 2007, with over 21 million iPods sold in the last three months of 2006. According to a recent market research report, worldwide sales of portable digital media and music players are projected to grow from approximately 178 million units in 2006 to approximately 268 million units by 2011. Worldwide sales of music-enabled mobile phones are estimated to have exceeded 300 million units in 2006.

The Apple iTunes Store, which was launched in 2003, is now the dominant Internet-based digital music retailer with over 80% market share, although new digital music retailers such as eMusic, RealNetworks, Napster, Wal-Mart Music, Yahoo! Music and others offer consumers additional choices. The digital music market is growing rapidly as evident by its increase from approximately 4% of worldwide music sales in 2003 to approximately 15% of this $37 billion market in 2005. The emergence and maturation of digital music as a widely accepted format over the last three years has created new opportunities for both content owners and digital entertainment services. In addition to purchasing music downloads for digital music players, consumers are now consuming digital music in ways that were not envisioned just three years ago, most notably the purchase of digital music downloads for music-enabled mobile phones. Ringtones were the first mass market mobile music product and consumers are now buying mastertones, ringtones that feature the original music recording, and full track downloads to mobile. We believe mobile distribution will be the fastest growing component of the digital music market in the future. According to a recent market research report, worldwide sales of full track downloads to mobile phones alone, are expected to grow to $15 billion by 2010.

Emergence of the Digital Video Market

We believe the global television and film video industries, like the music industry in 2003, are now experiencing the early stages of a transition from sales and rentals in physical formats such as digital video discs (DVDs), and consumption through subscription cable services and ad-supported broadcast television, to digital consumption through Internet and mobile-based downloading and on-demand subscription services. Apple iTunes introduced television episode downloads in late 2005 and began offering feature-length film downloads in 2006. Through January 2007, Apple iTunes had sold over 50 million television episodes and 1.3 million feature length films. A number of significant digital video retailers, including GoogleVideo, Netflix, Walmart.com, Amazon.com and Apple iTunes, have launched video download services, with no one service currently dominating the field. Other digital entertainment services such as YouTube and AOL/In2TV have launched ad-supported video Internet sites, and mobile services such as vCast (Verizon), mSpot (Sprint), Helio, and Amp’d Mobile have launched subscription-based video subscription services, video downloading and video ringtone services for mobile devices. We believe the digital delivery of video to digital video players and video-enabled mobile phones is the first step in this developing market. The recent introduction of Apple’s iTV digital entertainment center and similar devices, as well as broadband-enabled plasma televisions, is expected to expand the digital video experience beyond portable devices and video-enabled mobile phones to the home theater experience. While the emergence of the digital video marketplace is in its early stages, we believe that digital distribution of video content will provide revenue opportunities to video content owners and distributors in the form of permanent ownership downloads, subscription services providing access to large catalogs of video content, and advertising-supported free viewing.

Consumer Demand and Access to Digital Entertainment

Consumers now purchase music and video content in two principal formats: (1) physical formats such as compact disc or digital video disc from traditional retailers, and (2) in digital formats through pay-per-download or subscription services from digital entertainment services. Purchase of music and video content in digital format offers many advantages to consumers over compact disc or digital video disc. Digital entertainment services offer a larger selection than traditional retailers and also:

•	offer the ability to sample all of their selections before purchase;

•	are accessible 24-hours every day;

•	enable the purchase of music and video content in an easily portable format that is not subject to degradation from use and handling; and

•	offer the ability to purchase music recordings or video episodes as a single item instead of an entire album or an entire season.

When a consumer purchases digital music, they download a music recording from a digital entertainment service and are then able to listen to the music recording on their computer, transfer the music recording to a portable digital music player or transfer a copy of the music recording to compact disc for listening on compact disc players. Currently, a digital music download in the United States from Apple iTunes, our largest digital music retailer, costs $.99 and costs from $.88 to $.99 at other major digital music retailers. eMusic, the industry’s second largest digital music retailer, offers permanent downloads of music on a subscription basis starting at $9.99 per month for up to 30 music recordings. Digital music retailers, such as Napster, Yahoo! Music and RealNetworks, also offer their music recordings on a subscription basis that allows consumers access to all of that service’s recordings for prices that typically range from $4.99 to $9.99 per month. Following the termination of their subscription, consumers are not able to play these music recordings.

When a consumer purchases digital video content, they download a video from a digital video retailer and are then able to watch the video on their computer and in some cases are able to transfer the video to a portable digital video player. Currently, a television show episode from Apple iTunes and other major digital video retailers generally costs $1.99 and a full-length movie generally costs from $7.99 to $14.99. However, the digital video industry is in its infancy and the pricing models and quality standards of the digital video retailers are still evolving and subject to rapid change and transition.

Consumers can also purchase digital entertainment through mobile phones. Music can be downloaded as a full-length music recording, ringtone, or ringback tone directly to mobile phones from the consumer’s service provider or other mobile services. Typical purchase prices per music recording or ringtone range from $1.99 to $2.99. Consumers can also acquire video through their mobile phone by downloading individual video “ringers”, individual music video recordings, or short-form “media snacks.” In addition, certain mobile service providers offer a monthly subscription service that provides on-demand access to a catalog of video content to be viewed from a subscriber’s mobile device.

Certain digital entertainment services, such YouTube, BitTorrent, AOL/In2TV and others, offer video content to consumers for free. Revenue is generated by advertising displayed before, during, or after the content is played. In most cases, a consumer does not have to watch an entire episode or clip for the content owner to get credit for the advertising impression. Combination models are also emerging whereby consumers can watch video content for free on an ad-supported basis, and have the option to download to own (either specific episodes/clips or an entire season), purchase video ringers for mobile phones (such as the opening theme to a television show), or purchase mobile phone wallpapers (single frame pictures from favorite shows or stars) all in one user experience.

A significant number of music recordings are not currently available for purchase in digital format. Gracenote, the leading industry music database, lists approximately 55 million music recordings in its database. However, as of January 2007, only approximately four million music recordings were available at Apple iTunes. We believe that many of the music recordings not currently available are held by a disparate, fragmented group of content owners. Our experience is that these owners possess digital rights to libraries ranging from 100 recordings to tens of thousands of recordings. Additionally, a significant number of video properties, including television shows and full-length feature films, are not yet available in the digital marketplace. Gracenote lists approximately 17,000 DVD titles in its database, but as of January 2007, for example, only 200 television series and 400 feature-length films were available on Apple iTunes.

Accessing the Digital Entertainment Marketplace by Content Owners

The digital marketplace represents a new opportunity for content owners, including record labels, artists, television and film production companies, independent film makers, and other music and video content owners, but it also presents significant challenges.

To access this market, the content owner may be required to enter into separate agreements with each digital entertainment service they wish to distribute their content through. The leading digital entertainment services have taken steps to limit the number of content owners with which they have direct relationships by, in certain cases, increasing the minimum number of music recordings or television episodes or other video content required to establish a relationship. This is particularly true of digital video services. Our experience is that this threshold at the leading digital music retailers is approximately 1,000 music recordings. Based on our experience to-date, the threshold for video content is more subjective and is typically based on the popularity and market demand for the content.

If a content owner is able to enter into an agreement with a digital entertainment service, they must then compile their content with descriptive information. For music, this descriptive information includes: music recording title, album title, artist name, year of original release, copyright information, publisher information and other related information. For video content, this information typically includes: video title, video description, year of original release, length, genre and other information. Content owners must then deliver their content in accordance with the unique digital formats specified by each digital entertainment service. In the case of music, recordings must be grouped into albums and combined with artwork in a digital file before being transferred to the digital music services. For video, each product must be digitally encoded for the specific type of video service and combined with digital artwork before delivery. In addition, much of the original music and video content may exist on older, physical formats that must first be converted to acceptable digital formats before processing.

Once content is available for purchase in digital format, each digital entertainment service delivers sales reports in different unique formats that provide revenue and consumption data. Each of these unique reports must then be integrated into the content owner’s accounting system in order for the content owner to make payments to third-parties such as recording artists, publishers and producers. Depending on the available resources of the content owner, these processing and royalty integration steps may be technologically challenging, inconvenient and time consuming. As a result, we believe many content owners have not yet undertaken the digitization and processing efforts necessary to offer their content through digital entertainment services.

Competitive Strengths

We increase the selection of music and video content available to consumers by making it available in digital formats, we provide a means for content owners to access the digital entertainment marketplace with minimal effort on their behalf, and we are a trusted content provider to digital entertainment services. We address the needs of each of these market participants in the following manner:

•

Consumers. We increase the breadth of music and video content available to consumers by offering it in digital format. We make available vintage content, music and video content that is out-of-print or no longer available or never previously available through traditional bricks-and-mortar retailers, as well as more contemporary music and videos from current artists.

•

Content Owners. We offer a convenient means by which record labels, artists, television and film producers, and other music and video content owners can access the digital entertainment marketplace. We process the content owners’ physical media containing their music or video content into the unique digital formats required by the multitude of digital entertainment services. When the content begins to generate revenue, we receive the periodic sales reports from the various digital entertainment services and create one summary report for the content owner and pay the required royalties and revenue sharing payments as required by our agreements. All of these processes are performed by us using our proprietary processes and systems, unlike many of our competitors who frequently outsource these critical steps.

•

Digital Entertainment Services. We act as a volume supplier that aggregates music and video content from numerous content owners for digital entertainment services. We remove the need for digital entertainment services to enter into and maintain relationships with the many independent labels, artists, television and film producers, and other content owners. We also provide a means for the digital entertainment services to rapidly, and inexpensively, increase the amount and diversity of the music and video content they make available to consumers.

In addition to addressing the needs of the digital entertainment marketplace through content aggregation and distribution, we also maintain long-term control over music and video content. Unlike many of our competitors that are primarily focused on the short-term distribution of independently-owned content, we also seek to secure long-term control over content through ownership of master recordings or digital rights or through long-term license arrangements.

Growth Strategy

We seek to own or control through long-term license or short-term distribution agreements the digital rights to as much music and video content as possible, on terms that we deem commercially reasonable, subject to our financial resources. Once acquired, we seek to make our content available to consumers by placing it on leading and selected specialty digital entertainment services.

We attempt to meet these objectives by pursuing the following strategies:

•

Expand our library of digital music and video content. We actively seek to identify the owners of music and video content and attempt to acquire the exclusive digital rights. Our preference is to gain long-term control of the content through acquisition by purchase or long-term license of the digital rights, but we also enter into short-term distribution agreements for content as a means for generating revenue growth with no initial cash investment in the form of purchase price or royalty advance. We use our network of contacts and consultants with contacts in the music, television and film industries to identify and locate content owners.

•

Increase sales channels. We generate revenue from our content by entering into agreements with digital entertainment services that make our music and video content available to consumers. We currently have contractual relationships with most leading digital entertainment services. Such services offer our music and video content as digital downloads on a pay-per-download basis and via digital subscription services. Beginning in 2007, we expect to make some of our video content available through advertising revenue supported Internet sites. We intend to continue to pursue other digital outlets for our music and video content as they become commercially viable.

With the acquisition of DRA in September 2006, we gained relationships with numerous mobile services. Over 15% of DRA’s stand-alone revenue was derived from mobile services during the year ended December 31, 2006. On a consolidated basis, approximately 6% of our revenue for 2006 (compared to zero in 2005) was derived from mobile services and we expect mobile distribution to become a more significant portion of our total revenue in the future as we seek to rapidly deliver our music and video content to our mobile service partners.

•

Repackaging our music and video content. We create theme-based compilations and other combinations of our music content and make it available at our digital music retailers to increase the number of digital downloads of certain of our music recordings. We have also begun creating unique ringtones and video ringtones for distribution through mobile services. Our experience has been that such efforts have provided a competitive advantage when negotiating distribution agreements with content owners and have increased the placement of our content on certain of the digital entertainment services.

Content Acquisition

We acquire digital rights to music and video content as follows:

•

Purchase of digital rights. In exchange for the purchase of digital rights, we generally pay a fixed sum of money as the purchase consideration. We could also potentially use a combination of our common stock or debt in addition to cash as the purchase consideration, although we have not done this in any of our digital rights acquisitions to-date. The purchase consideration for digital rights purchases is larger than would be bargained for when we acquire such rights through a long-term license. However, we retain all revenue received with respect to purchased digital rights, after payment of any required artist and publishing royalties. The acquisition costs are amortized on a straight-line basis over seven years.

•

Purchase of master recordings. When we acquire master music recordings, we pay a fixed cash sum and receive all rights to such recordings, including digital formats, physical formats and licensing for compact disc compilations, motion pictures, television programs and advertisements. Such transactions are typically more costly and time-consuming than the other methods by which we acquire digital rights to music recordings. However, we retain all revenue received with respect to master recordings, after payment of any required artist and statutory publishing royalties, and have additional sources of revenue from physical distribution and synch licensing. We may use our common stock and/or debt in addition to cash for the consideration for any such future acquisitions. The acquisition costs are amortized on a straight-line basis over ten years.

•

Long-term license. We obtain long-term licenses to digital rights for music and video content. Our licenses currently have terms of five to ten years, typically with renewal options. After the term of the license, all rights revert to the licensor. In exchange for long-term licenses, we generally pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After recoupment of our initial fixed payment, we generally continue to pay revenue sharing fees to the content owner in accordance with the terms of our agreements. Legal fees and other direct costs incurred in obtaining these long-term licenses are amortized on a straight-line basis over the shorter of the term of the related agreement or seven years.

•

Short-term distribution rights. We obtain short-term digital rights through distribution agreements with content owners. After the term of the agreement, which is typically two to three years, we do not retain any continuing rights unless the agreement is renewed. Distribution agreements generally do not require us to make upfront or fixed payments. Instead, upon receipt of revenue from digital entertainment services, we pay a fixed revenue sharing percentage to the content owner. We retain a smaller portion of the revenue received from digital entertainment services under such short-term distribution agreements than under long-term license agreements or with respect to digital rights or master recordings we have purchased.

For the year ended December 31, 2006, we generated approximately 10% of our revenue from music content for which we owned the digital rights or master recordings, approximately 42% from music content to which we have long-term licenses, and approximately 48% from music content for which we have short-term distribution rights. We expect that our revenue under short-term distribution agreements could become a larger part of our total revenue as a result of our acquisition of DRA in September 2006.

Our Content

As of December 31, 2006, we had approximately 335,000 music recordings under management and approximately 4,000 hours of video to be distributed under long-term license arrangements. Our music content under management is comprised of approximately 5,000 master recordings, approximately 59,000 music recordings for which we own the perpetual digital rights, approximately 194,000 under long-term distribution agreements and approximately 77,000 under short-term distribution agreements. Of these, approximately 220,000 music recordings were available to consumers at that date, approximately 45,000 had been processed and transmitted to one or more digital entertainment services where they were awaiting review and processing by the services before being made available to consumers, approximately 40,000 were in various stages of our digitization process, and approximately 30,000 had not yet been delivered by the content owners. We are also a party to short-term distribution agreements for additional recordings that we do not consider to be under management until we receive delivery. In addition, as of December 31, 2006, we had just begun processing and delivering our television, film and other video content to digital entertainment services.

The digital rights that we acquire are contractual and based upon the rights granted to us by the content owner who may not be the original rights owner. Our agreements with the content owners require that they assure us that they have proper title and ownership to the digital rights acquired by us. We perform what we believe to be a reasonable amount of diligence on the ownership of music and video recordings by the record labels, artists and video catalog owners from whom we acquire digital rights. We also rely on representations, warranties and indemnities provided to us by the owners as to legal ownership. Given the contractual nature of our rights and our acquisition of older music recordings, from time-to-time we receive a claim from a third party challenging our rights. In such cases, we typically cease selling the recording until the dispute is investigated and resolved. Depending on the outcome of the rights dispute, we will resume selling the recording and/or seek remedy from the content owner under the representations, warranties and indemnities provided in our agreements.

Our music content is from various genres and time periods and includes back catalogue, out-of-print recordings, past hits, world music, classical music performances, previously unreleased music recordings, live performances, and other music that may no longer be readily available from traditional music retailers, as well as current recordings by contemporary independent labels and artists. Other content we may acquire includes music and audio or audio/video from live performances not previously commercially available, radio and television performances, and other sources as they are identified by us. Our preference is to obtain the broadest territorial distribution rights as possible when we acquire or license digital rights or enter into short-term distribution agreements. From time to time, we enter into digital rights agreements with less than world-wide distribution rights and factor this into the purchase price or royalty advance we pay. We make our music content available at leading digital music retailers and mobile services that collectively offer digital music for sale in more than 24 countries. Our music content was offered in some, but not all, of these countries, depending in part on the territorial distribution rights obtained in our agreements with content owners. For the year ended December 31, 2006, 79% of our revenue was generated in the United States, with the remaining 21% coming from digital music retailers serving customers outside the United States.

Our video content includes episodic television shows, feature-length films, short films, cartoons and other animated features, and music videos. Genres include children’s programming, comedy, classic television shows, sports, action shorts, reality programming, and other vertical interest categories. We are currently in the process of making our video content available at Apple iTunes, Google Video, YouTube, AOL/In2TV, BitTorrent, Movielink, mobile services and other digital entertainment services as we add new video distribution partners.

We are responsible under our agreements with content owners for certain payments based on the periodic sales reports received from digital entertainment services. Based on the specific agreement with the content owner, these can consist of royalties to artists and/or publishers (which includes songwriters) and revenue sharing payments to the content owner. When we acquire digital rights to music recordings, we have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience in acquiring digital rights on a perpetual basis is that the content owner will typically require us to assume and pay these royalty obligations to artists and publishers. The artist royalty obligations in these situations have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties are generally paid at a statutory rate in the United States, which was $.085 per music recording sold during 2005, increased to $.091 as of January 2006. Our experience in acquiring digital rights under a long-term license agreement is that the content owner often requires us to assume and pay the royalties to publishers, whereas the content owner typically retains the artist royalty obligation. For music videos, the publishing license, called a synch license, is negotiated with the publishers and has averaged approximately 10% of the revenue received.

Our distribution agreements for music and video content contain revenue sharing provisions between the content owner and us. In the long-term music license agreements we have entered into through December 31, 2006, the content owners receive 25 to 57% of the gross or net revenue, as defined, over the term of the agreement. In long-term license arrangements for video content, the content owner typically receives 50% of the revenue earned over the term of the agreement. As an inducement to enter into the long-term distribution agreement, we will make a royalty advance to the content owner against the content owner’s share of future royalties under this revenue sharing arrangement. Such advances are recouped from the content owner’s share of future revenue. In short-term music distribution agreements, we are not responsible for any artists or publishers royalties and we make no upfront or fixed payments to the content owner at the time we enter into the agreement. Therefore, the revenue sharing percentage retained by the content owner (generally 80% to 85%) is substantially higher than under long-term license agreements.

Content Processing and Operations

Upon entering into a digital rights acquisition or digital distribution agreement with the content owner, the following principal steps are involved to make our music and video content available to consumers for purchase:

•

We must receive the music and video content. The content owner is required to deliver their music or video content to us, along with descriptive data with respect to each unique product. For example, in the case of music, content owners must deliver information such as the music recording title, album title, artist name, copyright information, publisher information, territorial rights and other related information. In the case of video, this information includes the video title, video description, year of original release, copyright information, and other related information. Our perpetual and long-term license rights agreements generally provide for delivery of content in physical formats such as compact discs, DVDs or Beta SP tapes in specific batches over time. We work closely with content owners to assist them in delivering their music and video content and all the necessary descriptive data to us as quickly and efficiently as possible.

•

The music and video content must be processed by us and delivered to the digital entertainment services. Following receipt of the music and video content in physical format, we convert it into the specific digital formats required by the various digital entertainment services, which can vary widely. We then compile the required descriptive information as specifically required by each digital entertainment service. For music, Apple iTunes and most other digital music retailers require that music recordings be batched together into an album format with artwork for each album. If the music recordings are already grouped into previously-issued albums when we receive them, we retain this album concept and utilize album cover artwork provided by the content owner. However, if the individual music recordings are not grouped into an album, such as previously unreleased studio music recordings or a live concert recording, we bundle the various music recordings into albums and develop artwork for the newly created album.

Our digital video service partners typically require that we deliver our video content as individual television episodes, full-length feature films, short features, and separate components of live performances of comedians, music concerts, sporting events and other video content, as well as packaged in compilations such as a full season of a television series. In addition, certain digital entertainment services require that we re-master the video content and upgrade the resolution and audio/video quality in order to meet their specifications. Consequently, the processing of our video content is substantially more complex, time consuming and costly than processing our music content. Video data files also are significantly larger than audio files and require more substantial investments in computer storage equipment.

Once the music or video product processing is complete, we deliver the content in digital format, together with its associated descriptive information and album or video artwork, to one or more individual digital entertainment services to be made available to consumers in the specific territories where we have obtained the digital rights. Each digital entertainment service has its own unique delivery specifications. For example, Apple iTunes requires a digital encoding file format that is completely different than any other digital retailer. In addition, standards for the presentation of informational metadata and the size and resolution of artwork can vary widely from one service to another. Formats and specifications for digital video content are still evolving with no uniform standards. These different formats and specifications require us to repackage and rebundle the basic music or video recordings and associated metadata and artwork each time a delivery is made to a different digital entertainment service. As a result, the total amount of content that we have delivered can vary significantly among the digital entertainment services. We deliver our music and video content to digital entertainment services in priority of their significance to us, or based on specific requests for content by the digital entertainment services, our assessment of market demand, operating efficiencies and other factors. For example, we generally prioritize the delivery of our music content to Apple iTunes, as it is the largest digital music retailer in the world and constitutes the largest percentage of our revenue.

Digital music and video files must be further processed to meet the specifications of mobile service providers in order to make our content available as downloads to mobile devices. We also create ringtones and video ringtones by editing and compiling our content into short clips. In the mobile market, only a limited subset of our overall music and video content is chosen by our mobile service partners to be offered as music and video ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models.

•

The digital entertainment services make our content available to consumers. Upon receipt, the digital entertainment services review our content deliveries, descriptive information and associated artwork to ensure that they are in the proper format for their particular service. Once approved, the music or video content is then made available to consumers. Our agreements with the digital entertainment services do not provide for a fixed processing time and our experience has been that the review and posting process can vary significantly among services and can take from several weeks to several months.

Digital Entertainment Services

We distribute music and video content, including music recordings and music, television, film and other video content, to digital entertainment services that sell our content to consumers over the Internet and wireless, cable and mobile networks to personal computers, digital music and video players, and music and video-enabled mobile phones. Our digital entertainment service partners make our content available to consumers through a variety of business models including for purchase as a permanent download for a fixed fee or on a subscription basis, by providing access to vast amounts of content for a monthly subscription fee, and by providing free access to advertising-supported video content.

Our digital music service partners include digital music retailers, such as Apple iTunes, Napster, RealNetworks, eMusic and MusicNet, among others, and mobile services such as Verizon and Sprint, and mobile content aggregators such as Moderati, 9 Squared, Zingy, Groove Mobile and InfoSpace. For music that is permanently downloaded from digital music retailers, we typically receive an agreed upon wholesale price for each download. For the year ended December 31, 2006, approximately 77% of our total revenue was generated through Apple iTunes, the largest digital music retailer. Our agreements with Apple iTunes have terms of three years ending in December 2008 (for our subsidiary, DRA) and April 2010 (for the remainder of our Company). Under these agreements, Apple iTunes pays us $.70 for each individual music recording downloaded and $7.00 for each album download. eMusic, currently the second largest digital music retailer, offers permanent downloads on a subscription basis beginning at $9.99 per month for up to 30 music recordings. We receive a percentage of eMusic’s revenue based on our music content’s proportionate share of all eMusic’s downloads for the relevant period, which averaged $.25 per download during 2006. For other subscription-based digital music retailers, such as Napster and RealNetworks, in addition to receiving an agreed upon wholesale price for each a la carte permanent download sold by them, we also receive a percentage of the subscription revenue realized by the them based on the number of times our music recordings are listened to or downloaded by subscribers as compared to the total for all music recordings listened to during the relevant time period.

We also distribute our music content through mobile services in the form of full-length downloads of music recordings and ringtones. We negotiate the wholesale rates we receive in advance with each mobile service. Because our mobile service partners include both direct-to-consumer entities such as Verizon and Sprint, as well as mobile content aggregators such as Moderati, 9 Squared, Zingy and others, our wholesale rates can vary widely. During the fourth quarter of 2006, we received an average of $.76 per full-length download and $.80 per ringtone from our mobile service partners.

We intend to distribute our video content to digital entertainment services including digital video retailers such as Google Video, Apple iTunes, and Movielink, and our mobile service partners, beginning in 2007. For video content sold through digital retailers, we expect to receive approximately $1.40 for each music video or television episode downloaded and a stated percentage of the consumer price for other video content. As we begin to distribute video content through our mobile services, we expect the wholesale prices we receive for full-length video content and video ringtones will be greater than the wholesale prices we receive for our music content from such mobile services. We also plan to make certain of our video content available at YouTube, BitTorrent, AOL/In2TV, and others. These digital entertainment services offer video content to consumers for free. Revenue is generated by advertising displayed before, during, or after the content is played. In most cases, a consumer does not have to watch an entire episode or clip for the content owner to get credit for the advertising impression. When our content is made available through these advertising-supported Internet sites, we will receive a negotiated percentage, typically 50% of the revenue received by our partners for advertising sold against our video content. The digital distribution of video is evolving rapidly and we expect that video pricing models will continue to be refined based on the nature of the content, length of the video segment, types of digital devices and other factors.

To date, Apple iTunes and other digital music services which sell our music recordings have generally been willing to accept all the music content that we and other distributors deliver to them. Based on our experience thus far with video content, most of our digital entertainment service partners have initially limited the amount and type of video content that they will accept from us based on their capacity constraints and/or content selection criteria. We believe that we will ultimately be able to exploit substantially all of the video content we have under contract as the digital video industry matures and expands to meet the increased consumer demand that we believe will occur in the future.

Pursuant to the terms of our agreements with digital entertainment services, we receive periodic sales and activity reports, generally on a monthly basis within 30 days following the end of the month. Certain services, particularly in the mobile industry, report to us on a quarterly basis, generally within 45 days of the end of each calendar quarter. We receive payment at approximately the same time as we receive these reports.

Distribution and Marketing

We distribute our music and video content to leading digital entertainment services. We believe we have strong business relationships with Apple iTunes and other digital entertainment services to which we provide content. Historically, certain of our music and video properties have received premium placement on digital entertainment services, and we will continue to work closely with our distribution partners to achieve optimum placement.

The flexibility of the digital format allows us to market our music content in creative ways by mixing-and-matching our individual recordings to create new digital music albums. With this flexibility, we are able to offer our music content in new compilation albums to attract consumers of a particular lifestyle or age group or related to an event type, holiday or live music concert, for example. For our video content, we are able to repurpose our content to create new video compilations for specific audiences, such as creating a “best-of” series of action sports, comedy, or television shows and to create video ringtones and other content specifically for mobile distribution.

We work closely with certain content owners to market their music and video content directly to consumers, who will be encouraged to purchase this content at digital entertainment services. We also intend to consider new ways to market our music and video content directly to consumers. For example, we are test marketing ways to enable consumers to use their mobile devices to text message digital entertainment services that help us deliver content directly to consumers on those devices. In addition, we will continue to market our services to content owners through strategic advertising and media releases, attendance at trade shows and event sponsorships.

Competition

We compete with numerous companies to acquire digital rights to music and video content and with traditional music and video retailers for consumer purchases of our content.

We compete with The Orchard Enterprise, Inc., Independent Online Distribution Alliance, IRIS, the independent label distribution subsidiaries of the four major record label groups, Sony/BMG, Universal Music Group, EMI Recorded Music and Warner Music Group, as well as other companies, to acquire digital rights to distribute music recordings. We may also compete with these entities when our existing long-term license and short-term distribution agreements expire and are subject to renewal. We understand that these companies generally seek to enter into short-term distribution agreements with content owners and typically do not offer content owners upfront cash payments and the perpetual or long-term license terms we offer as an alternative to short-term distribution agreements. We compete for distribution rights on the basis of payment terms, processing services, marketing ability and reporting services. We are unable to anticipate which other companies are, or are likely to be, seeking to acquire digital rights to the same music recordings we may wish to acquire.

The licensing of digital rights to television and film video content is a relatively new business. We are not aware of any major competitors for the long-term licensing of digital distribution rights in independently owned television and film properties, but we expect that significant competitors will emerge as the industry evolves and that there may be competitors at the present time of which we are unaware. Many large television and film companies have begun digitally encoding and digitally distributing their own content and we expect this trend to continue.

There are over four million music recordings currently available at Apple iTunes. We compete at Apple iTunes and other digital music services for consumers’ attention and their download and subscription expenditures with the four major labels, which together represent approximately 72% of the current U.S. recorded music market, as well as independent labels that place their music recordings in digital music services either directly or through third-party aggregators. The music recordings for which we hold long-term digital rights are generally not current mainstream and popular hits, like those held by the major labels and certain independent labels. Many of these companies have significantly better brand recognition, longer operating histories and significantly greater financial, marketing and other resources than us, and may be able to enter into strategic or commercial relationships with the digital music retailers and mobile services that are competitively beneficial to them. Likewise, we acquire digital rights to video content from independent owners and will be competing against television and film content made available from large television and film studios. These companies may have content with better brand recognition and greater ability to enter into favorable strategic and commercial relationships with digital entertainment services.

The market for digital music and video content is currently a small percentage of total revenue from the sale of such content. The compact disc and digital video disc remain the predominant media for music and video distribution, although we believe both the recorded music and video industries are transitioning from physical formats to digital formats. We believe that the market share attributable to digital distribution will increase and digital formats will ultimately become the preferred way consumers experience music and video.

New technological requirements are evolving for the digital distribution of video content and existing technologies for digital music distribution continue to be refined and expanded. Other companies may have better, more efficient and cost effective processing capabilities that may also increase competitive pressures on us in the future.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws in the United States and other jurisdictions, as well as confidentiality provisions and contractual restrictions, to protect our proprietary rights, including our know-how.

We have filed trademark applications for the names Digital Music Group, Digital Media Group and Digital Musicworks International as well as for the trademarks DMG, DMGI, Digital OnRamp and our logo design.

Employees

As of March 15, 2007, we had 35 full-time employees. Among these employees, four were senior management, five were in business development and marketing, seven were in accounting and administration, and nineteen were in engineering and operations. None of these employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Other Information

Our principal executive offices are located at 2151 River Plaza Drive, Sacramento, CA 95833 and our telephone number at that location is (916) 239-6010. Our website is located at www.dmgi.com. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Our investor relations website is located at http://investor.dmgi.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available, free of charge, on our investor relations website under the link “SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Securities and Exchange Commission also maintains a website that contains our filings at www.sec.gov.

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

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. Digital Music Group, Inc. was formed in April 2005 and had no revenue producing operations until February 2006. We have experienced net losses of approximately $4.8 million from inception through December 31, 2006, and we have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

We have limited operating history in the acquisition, processing and distribution of digital video content and we may not be able to successfully acquire, process and market our video content.

The approach we have taken to date in acquiring, processing and marketing music content may not work as well for video content. The distribution of digital video content through digital entertainment services is a relatively new extension of the digital entertainment marketplace. During the second half of 2006, we entered into our first long-term agreements to digitally distribute video content. Because this is a new area of the market for us and the industry, we may not be able to determine the proper valuation for the acquisition or licensing of digital rights to video content. We will be substantially dependent on digital entertainment services for the distribution of our video content and we currently have only a limited number of such distribution agreements in place. If we are unable to enter into additional video distribution agreements on commercially favorable terms, this could limit our revenue. Additionally, our agreements with certain digital entertainment services are based on sharing advertising revenue associated with the video content we make available through such partners. Advertising-supported revenue models associated with the distribution of video content are evolving and there can be no assurances as to the potential revenue that we may receive under these models. In addition, our success in digitally distributing video content depends on the market demand for digital video recordings and our ability to acquire and offer for purchase or advertising-supported viewing, video content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our digital video content. In addition, digital video distribution is in its infancy and technical requirements are evolving. The process for digitally encoding video content and packaging it for delivery to meet the technical requirements of our digital entertainment service partners is more complex, time consuming and costly than processing music content. The technical requirements continue to evolve and we may encounter unexpected difficulties in adapting our processes or in meeting the technical requirements of the digital entertainment services as they continue to be refined. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet changing technical requirements. Any delay in processing and delivering video content to the digital entertainment services may cause delays in expected revenue growth and any significant changes to our current processing systems could increase our costs and delay or impede our ability to achieve a profit from the distribution of our video content. Additionally, based on our experience to-date, a number of our digital entertainment service partners have initially limited the amount and type of video content they will accept from us based on their capacity constraints and/or content selection criteria. If digital entertainment services continue to limit the types or amount of video content they will accept from us and we are unable to exploit all of the video content we have under contract, our future revenue potential could be significantly reduced and we may have to record write-downs of certain royalty advances made to secure long-term video license agreements.

If the music content we provide to digital entertainment services does not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire and offer to consumers, music content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music content. Our historical revenue is based on the number of music recordings available for purchase, which remained relatively small in numbers until late in 2006, and which overall have been available for only a short amount of time at the digital entertainment services. Seasonality and other trends have been difficult to assess from this limited historical data. In the future, our current music content and the additional music content we make available to consumers may not experience similar demand. Any reduction in the popularity of our music content with consumers will cause a reduction in our revenue.

Our business involves identifying and locating the holders of digital rights to additional music and video content, and failure to do so will limit our revenue growth.

Our goal is to continue to acquire digital rights to music and video content in order to increase our revenue. Ownership of music and video content is highly fragmented and not organized in a common marketplace. There is no registry or directory of the holders of content owners and finding them can be difficult and time-consuming. We currently rely on our network of relationships and market research to locate content owners. In the future, our ability to continue to identify and locate such content owners will have a significant impact on the amount of content we are able to acquire.

Our inability to enter into agreements to acquire additional digital rights to music and video content on commercially favorable terms could impede our growth and increase our expenses.

Our business is dependent on our ability to acquire digital rights to additional music and video content. Even if we are able to locate additional content owners, they may not be willing to sell or license their digital rights or we may not be able to negotiate terms that are commercially favorable to us. While we believe that our experience and knowledge in the music industry and our operating history, and our reliance on consultants with expertise in the television and film video industries, allows us to determine commercially reasonable prices for music and video content, we may be unable to objectively determine fair market value for the digital rights to the content that we acquire because of unknown consumer demand for such content, unknown number of additional owners of digital rights to such content in certain cases and absence of independent valuations for music and video content. If content owners are unwilling to sell or license their rights on terms that we have determined are commercially favorable to us, we will not be able to substantially increase our revenue.

We face competition from companies seeking to acquire the digital rights to music and video content, which could negatively impact our ability to acquire additional digital rights.

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire additional content, which may reduce the amount of music and video content that we are able to acquire or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

We have entered into multi-year agreements for digital rights to music and video content and if we are unable to renew these agreements on commercially favorable terms once they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video content once they expire. As of December 31, 2006, approximately 35% of out music content was distributed under short-term distribution agreements that expire in one to three years depending on certain factors. We are aware that our competitors have approached a number of owners of content we have under short-term distribution agreements. If any of our competitors offer better terms, it could cause us to spend more money or grant better terms, or both, to renew the rights we currently hold. If we are unable to renew the non-perpetual rights to our music and video content on commercially favorable terms, our revenue could materially decrease.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the digital music retailers based, to a large extent, on the price they charge to consumers. Currently, the largest digital music retailer, Apple iTunes, charges consumers $.99 per music recording downloaded in the United States and at a comparable rate in local currency for consumers outside the United States. We have limited ability to influence the pricing models of the digital entertainment services. While the major record labels were unsuccessful in their recent attempt to change the pricing structure, there is no assurance that they will not attempt to change the pricing structure in the future or that the digital music retailers will not initiate such a change that could result in lower pricing or tiered pricing that could reduce the amount of revenue we receive. In addition, the popularity of digital music retailers that offer digital music through subscription and other pricing models is increasing. For example, eMusic, a subscription-based music service, is now the second largest digital music retailer in the world. The revenue we earn per individual music recording is generally less under these models than what we receive from Apple iTunes, although it should increase as more subscribers are added. Additionally, digital music services at present generally accept all the music content that we and other distributors deliver to them. However, if the digital music services in the future decide to limit the types or amount of music recordings they will accept from content owners and distributors like us, or limit the number of music recordings they will post for sale, or change their current stocking plans, for instance by removing music recordings that do not meet minimum sales thresholds or other criteria, our revenue could be significantly reduced.

Other parties may have digital rights, or claim to have such rights, to our music content, which may result in duplicates of the music recordings we sell to be available for purchase at the digital music services and cause a reduction in our revenue.

We generally acquire all of the digital rights that the owner of music content has available to grant; however, the holders of such rights may not possess exclusive rights to those music recordings. We are unable to determine the number of additional holders of rights to our music recordings. Aside from copyright law, the rights to music recordings are contractual in nature. There is no central registry that evidences the chain of title to the rights of music recordings other than copyright registration, which is voluntary. Given the age of many of the music recordings we have or may acquire, there is often a lack of documentation to evidence the chain of title of rights we acquire. In addition, there is a common practice in the music industry of licensing rights in various formats or in certain compilations and to grant the same rights to different parties for the same or different geographic regions. Our content acquisition agreements contain representations, warranties and indemnities only with respect to the digital rights granted to us and not with respect to the rights held by other parties. Because more than one party may have the right to sell the same music recording we have acquired, and we expect in the future to acquire, rights to multiple copies of the same music recording. In such instances, we become entitled to payment for download activity for both copies, to the extent they are both purchased by consumers at the digital music services. Additionally, we are aware of numerous instances where other parties have digital rights to the same music recordings to which we have digital rights. If copies of our music recordings are available at the digital music services from alternative sources, our revenue will be reduced to the extent these copies are purchased instead of ours.

We may not receive legal title to the digital rights of music content that we have paid to acquire, and any determination that we do not hold such rights may subject us to damages for revenue received.

Our acquisition and distribution agreements with content owners contain representations, warranties and indemnities with respect to the digital rights granted to us. In at least one instance, we purchased digital rights that were determined not to be held by the holder from whom we acquired those rights. If we were to acquire and make available for purchase music recordings from a person who did not actually own such rights and we were unable to enforce or collect on the representations, warranties and indemnities made by such person, our business would be adversely affected. We would lose the rights to sell such music and might be subject to copyright infringement lawsuits for selling such music recordings without the right to do so. Finally, it could materially impact our reputation with content owners and our relationships with digital music services, which could adversely affect our business.

If content owners fail to deliver, or if there are long delays in the time it takes to receive the music and video content that we acquire rights to, our revenue growth will be negatively impacted and our cash flow will be affected adversely.

Implementation of our business plan and growth strategy depends on increasing the amount of music and video content we have available to consumers at digital entertainment services. Our purchase and long-term distribution agreements typically require the owners to deliver to us their music and video content under an agreement delivery timetable. Under our short-term distribution agreements, there are no delivery terms. Some of the content we acquire may be in older physical formats such as audio tape or vinyl records in the case of music recordings, or film, tape or other incompatible digital format in the case of video recordings, that require processing onto compact disc or digital video disc. In addition, our agreements require that certain descriptive information required by the digital entertainment services for each music and video be delivered with the content, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has at times taken several months or longer after we have entered into an agreement before we have received delivery of the music and video content acquired. In addition, in some cases the quality of the music and videos and metadata initially delivered is not sufficient or the data is not complete and follow-up work and effort is required to receive proper and complete delivery, although even with such extra efforts there are no assurances such problems can be cured. Although we generally specify delivery dates and make cash payments by us conditional upon delivery and inspection, we do not control the timing for complete receipt of the music and video content we have acquired. In certain cases, content owners have been unable to deliver all of the content under contract. While we were not required to make cash payments for the content that was not delivered, our revenue growth rate was negatively impacted. If there are long delays in the time it takes for the owners to deliver to us the music and video content in physical format or complete data format and the related complete descriptive information, it will delay our ability to begin the process of converting the content into the digital formats required by digital entertainment services. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music and video content available for purchase at the digital entertainment services will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim.

Any extended delay by digital entertainment services in processing and making our music and video content available to consumers causes a delay in our ability to earn revenue from such content.

Following receipt of music and video content from the owners, we convert them into the specific digital formats required by digital entertainment services. We then deliver the music and video content in digital format, together with their associated descriptive information and artwork, to the digital entertainment services to be made available to consumers in the specific territories where we have acquired the digital rights. The digital entertainment services must then review our music and video content, descriptive information and artwork to ensure that they are in the proper format for their store or service. The content is only made available to consumers once the digital retailer or service has completed its review, encrypted the content with the particular retailer’s digital rights management protection and other retailer or service-specific coding, and posted the digital files on the retailer’s or service’s computer servers. We are subject to the digital entertainment services’ internal processing timing and priorities. Our agreements with the digital entertainment services do not provide for a fixed processing time. Our experience has been that the review and posting process takes several weeks to several months. Any extended delay in making our music and video content available to consumers causes a delay in when we can begin to earn revenue and return on investment from our content.

Piracy is likely to continue to negatively impact our potential revenue.

Our revenue comes from the sale of our digital content over the Internet and wireless, cable and mobile networks, which is subject to unauthorized consumer copying and widespread dissemination without an economic return to us. Global piracy is a significant threat to the entertainment industry generally and to us. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales of music and video content and have put pressure on the price of legitimate sales.

We may need to raise additional capital to accomplish our objectives of acquiring additional digital rights to music and video content, and if we are unable to raise such money as needed our growth would be limited.

We may use our common stock, in addition to our cash, for the consideration paid for future acquisitions of digital rights to additional music and video content. If our common stock does not maintain a sufficient market value or content owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music and video content or their businesses or as consideration for licensed rights to their music and video content, we may be required to utilize more of our cash resources, if available. Although we currently anticipate that the proceeds from our February 2006 initial public offering of common stock, will be sufficient to meet our cash needs for 2007, we may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music and video content could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

If we are unable to successfully integrate the operations of Digital Rights Agency, LLC, our revenue and results of operations could be adversely affected.

Our costs of operations will increase even further if we are unable to successfully combine the acquired operations of DRA or integrate the systems and procedures, including accounting, financial reporting and information technology, or to realize the revenue and expense synergies we expect from the combined companies. Our pro forma combined financial results cover periods during which we were not under common control or management and, therefore, are not indicative of our future financial or operating results. Our failure to integrate DRA and obtain all the benefit of the content license agreements and employee and business relationships of DRA could impair our future revenue and results of operations.

We may acquire record labels or other companies that own master rights to music or video content, and if we are unable to successfully acquire or integrate these companies, we may not be able to acquire additional content or grow our revenue.

We may attempt to acquire record labels or other companies that own master rights to music or video content for purposes of acquiring their digital rights. If we are not able to successfully acquire such companies, we may not be able to acquire additional content or grow our revenue. In the event we are able to acquire other companies, we may be subject to a number of risks related to the integration and management of such companies, including failure to obtain valid consents to assignment of contracts, including contracts granting rights to music content, failure of the business of the acquired company to achieve expected results, diversion of management’s attention, and failure to retain key personnel of the acquired company. In addition, if we undertake an acquisition of a company that owns digital and other rights to music and video content, we may attempt to operate the non-digital businesses or sell the non-digital rights to another person or entity, and we may not be able to do so in a manner or on terms favorable to us.

We are substantially dependent on a limited number of digital entertainment services, in particular Apple iTunes, for the sale of our content.

We derive our revenue from a small number of leading digital entertainment services that make our content available to consumers. We generally deliver our music and video content to these digital entertainment services in priority of their significance to us. For the years ended December 31, 2006 and 2005, we received 77% and 87% of our revenue from Apple iTunes, respectively. Our agreements with Apple iTunes have terms of three years ending in April 2010 and DRA’s agreements with Apple iTunes expire in December 2008. If we are not able to continue to renew our relationships with Apple iTunes and other digital entertainment services that make our music and video content available to consumers on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of digital entertainment services, particularly Apple iTunes, which subjects us to substantial payment risk.

We rely on reports from digital entertainment services detailing download and other activity to determine our revenue, and such reports are typically provided to us within 30 to 45 days following the end of the reporting period. We receive payment at approximately the same time as we receive these detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain digital entertainment services that report quarterly). As of December 31, 2006, accounts receivable from Apple iTunes represented 51% of our total accounts receivable, compared to 83% of our total accounts receivable as of December 31, 2005. The concentration of our accounts receivable among a small number of digital entertainment services is likely to continue and we expect our accounts receivable to become larger as we grow. While we have never had a bad debt loss since inception, if any of these digital entertainment services are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss.

If we are not able to scale our reporting and payment processes, we may experience delays providing reports to the content owners and paying required royalties that could have a negative effect on our brand identity.

We receive regular sales reports from digital entertainment services that contain sales information for our music and video content. Based on these reports, we provide summary reports to the content owners. When we acquire the perpetual digital rights to music content and in certain of our distribution agreements, we may assume the obligations of the content owner to pay any required royalty payments to the artists according to the terms of the existing agreements. In addition, we may be required to pay statutory publishing royalties on behalf of the content owner according to the terms of our agreements. As we acquire digital rights to additional music and video content, we may experience difficulties in preparing and distributing sales reports for the content owners or processing and paying artist and publishing royalties in a timely fashion. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due and automate these tasks, we may experience delays as we increase the volume of our music and video content, which could have a negative effect on our relationships with content owners and brand identity.

The loss of one or more of our key personnel, or our failure to recruit and retain other highly qualified personnel in the future, could cause a disruption in our relationships with the digital entertainment services and content owners.

We depend on the continued services and performance of our key personnel. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. In the past year, three of our founding officers have left or announced an intention to leave our Company. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

We face a potential loss of music content if it is determined that recording artists have a right to recapture rights in their content under the U.S. Copyright Act.

The U.S. Copyright Act provides authors and their heirs a right to terminate licenses or assignments of rights in their copyrighted works that were not “works made for hire”. If any of our music content were determined not to be “works made for hire”, then the recording artists or their heirs could have the right to terminate the rights we hold. These residual author rights generally survive for five years after the end of the 35-year period from the date of a post-1977 license or assignment, and in the case of a pre-1978 grant in a pre-1978 recording, five years after the end of the 56-year period from the date of creation or January 1, 1978, whichever is later. Any termination of our rights to our music content could have a material reduction in our revenue.

If the Internet and portable digital music and video players and mobile phones cease to be the medium accepted by the mass market for digital music and video content, our business could be affected adversely.

Our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the Internet and wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly but is still evolving, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the Internet and wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity and market acceptance, our business could be affected adversely. Much of our revenue is currently tied to the popularity of portable digital music players like the iPod by Apple Inc. and other digital music listening and video viewing devices. If the market penetration by these devices does not continue, the number of consumers purchasing digital music and video content may decrease or not grow, which could result in a reduction in our revenue.

Our officers and directors and their affiliates exercise influence over us as stockholders.

Our officers and directors and their immediate family members, as of March 26, 2007, beneficially owned, in the aggregate, approximately 15% of our outstanding common stock. See our Proxy Statement for our 2007 Annual Meeting of Stockholders for the individual beneficial ownership of our common stock held by our directors and officers. As a result of their shareholdings, these individuals will be able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The price at which our common stock has traded since our initial public offering in February 2006 has fluctuated significantly. The price is likely to continue to fluctuate significantly due to the following factors, some of which are beyond our control:

•	imbalances between the market supply and demand for shares of our stock due to the limited number of shares available in the public float;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others; and

•	conditions and trends in online commerce industries, particularly in the digital entertainment services.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their purchase price.

In addition, sales of substantial amounts of our common stock by our existing stockholders in the public market following the expiration during 2007 of lock-up agreements entered into in connection with our initial public offering completed in February 2006 and compliance with Rule 144 holding periods may adversely affect the future market price of our common stock. Shares issued upon the exercise of outstanding options granted to our employees and directors also may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. We maintain Directors and Officers liability insurance for this type of litigation. However, if such litigation is directed at us, it could result in substantial costs, including the deductible amount under our insurance policy and other indirect costs and a diversion of management’s attention and resources.

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

We are in the process of documenting and evaluating our internal controls over financial reporting in order to allow management to report on such controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007. Section 404 requires a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We are currently performing the systems and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with the management certification requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such conditions could adversely affect our results.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our executive offices are located in Sacramento, California, where we lease approximately 9,000 square feet under an agreement that expires in 2009. Our Digital Rights Agency subsidiary leases approximately 3,000 square feet in San Francisco, California under an agreement that expires in 2010. We believe our existing facilities are generally adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market, and its predecessor, under the symbol “DMGI.” Our initial public offering took place on February 2, 2006 at $9.75 per share and closed on February 7, 2006. Prior to February 2, 2006, there was no public trading market for our common stock. The following table presents the high and low closing prices for our common stock, as reported on the Nasdaq Global Market, and its predecessor, the Nasdaq National Market.

	High	Low
2006:
First quarter (commencing February 2, 2006)	$10.09	$9.01
Second quarter	$9.75	$4.64
Third quarter	$6.25	$3.97
Fourth quarter	$6.75	$4.40

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

Holders of Record

At March 26, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $4.80 per share, and the number of holders of record was 123. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Performance Graph

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of Digital Music Group, Inc.’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following graph compares the cumulative 11-month total return to shareholders on Digital Music Group, Inc.’s common stock relative to the cumulative total returns of the Dow Jones Wilshire MicroCap index and the Dow Jones Wilshire MicroCap Broadcasting & Entertainment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on February 2, 2006 and its relative performance is tracked through December 31, 2006.

COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN*

Among Digital Music Group, Inc., The Dow Jones Wilshire MicroCap Index

and The Dow Jones Wilshire MicroCap Broadcasting & Entertainment Index

*	$100 invested on 2/2/06 in stock or on 1/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

Use of Proceeds of Initial Public Offering

We registered the initial public offering of our common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (Registration No. 333-128687), which was declared effective on February 1, 2006. On February 7, 2006, we closed the initial public offering of our common stock by selling 3.9 million shares at $9.75 per share. The managing underwriters of the offering were I-Bankers Securities, Inc. and FTN Midwest Securities Corp. Gross proceeds from the offering were approximately $38.0 million. Total expenses from the offering were approximately $4.7 million, which included underwriting discounts and commissions and non-accountable expense allowance of approximately $3.0 million, and approximately $1.8 million in legal and accounting fees and other offering-related expenses. Net cash offering proceeds, after deducting total expenses were approximately $33.2 million.

Through December 31, 2006, we have used a portion of the $33.2 million in net cash proceeds from our initial public offering in February 2006, including $2,728,000 to acquire digital music rights and master recordings; $5,406,000 to advance royalty payments for content to be distributed under long-term license agreements; $621,000 for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system; and for general corporate purposes including funding working capital requirements. We also used $2,769,000, net of cash received, in partial consideration for the acquisition of Digital Rights Agency, LLC in September 2006. We had approximately $20.5 million in cash and cash equivalents as of December 31, 2006 that is designated primarily for the acquisition of digital music and video content and for general corporate purposes.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled “Equity Compensation Plan Information” contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 6.	SELECTED FINANCIAL DATA

This table sets forth selected financial data of Digital Music Group, Inc. for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firm’s report thereon, and the other financial information included in this report.

	For the Years Ended December 31,				Period from February 26, 2004 (inception) to December 31, 2004
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$5,564,949	100.0%	$679,975	100.0%	$37,268	100.0%
Cost of revenue:
Royalties and payments to content owners	3,329,698	59.8%	232,294	34.2%	10,703	28.7%
Amortization of digital rights	422,489	7.6%	22,518	3.3%	3,041	8.2%
Write-down of non-productive assets	—	0.0%	295,356	43.4%	—	0.0%

Gross profit	1,812,762	32.6%	129,807	19.1%	23,524	63.1%
Operating, general and administrative expense	(5,655,161)	(101.6%)	(1,550,424)	(228.0%)	(666,831)	(1,789.3%)
Interest income	1,251,396	22.5%	5,568	0.8%	2,302	6.2%
Interest, taxes and other expense, net	(31,431)	(0.6%)	(142,565)	(21.0%)	(3,593)	(9.6%)

Net loss	$(2,622,434)	(47.1%)	$(1,557,614)	(229.1%)	$(644,598)	(1,729.6%)

Net loss per share—basic and diluted	$(0.32)		$(0.69)		$(0.29)

Weighted average shares outstanding—basic and diluted	8,071,393		2,249,949		2,249,949

	December 31,
	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$20,505,674	$468,490	$735,837
Working capital	21,192,388	556,982	657,121
Total assets	38,325,740	3,017,619	1,206,280
Capital lease obligations	59,831	44,540	88,553
Stockholders’ equity	35,403,988	2,417,256	1,033,658

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors.”

Overview

Background and Basis of Presentation

Digital Music Group, Inc. was organized as a Delaware corporation in April 2005 to become a leading owner of digital rights to music and other sound recordings and distributor of these recordings to digital music retailers. On February 7, 2006, we completed our initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, we issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and is exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants. The warrants had an estimated fair value at the date of issuance of $620,529, which has been recorded as a non-cash offering cost. Accordingly, the total net proceeds from our IPO were approximately $32,600,000.

Concurrently with the closing of our initial public offering on February 7, 2006, we completed the acquisition of Digital Musicworks International, Inc., a California corporation (“DMI”), and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby. We issued an aggregate of 2,274,941 shares of common stock to the shareholders of DMI and to Rio Bravo Entertainment LLC in connection with the acquisitions. We did not have an operating history separate from the operations of DMI and the digital music distribution operations of Rio Bravo Entertainment LLC prior to the completion of those acquisitions. In addition, DMI has been identified in these transactions as the acquiror for accounting purposes. Accordingly, DMI’s historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc. The results of Rio Bravo Entertainment LLC and Digital Music Group, Inc. are included in the consolidated financial statements for periods subsequent to February 7, 2006.

On September 8, 2006, we completed the acquisition of all the ownership interests in Digital Rights Agency, LLC, a California limited liability corporation (“DRA”), in exchange for $3,200,000 in cash, 420,000 shares of our common stock, and a warrant to purchase 150,000 shares of common stock at $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 which was recorded as acquisition consideration. We are obligated to pay up to $1,155,000 in cash and 87,000 shares of common stock in additional consideration if certain financial targets are achieved through December 31, 2007. The results of DRA are included in the consolidated financial statements for periods subsequent to September 8, 2006.

Industry Overview

We believe that the recorded music industry has been undergoing a significant change, with the primary means of music distribution transitioning from physical formats (compact discs) to digital formats accessed over the Internet and wireless, cable and mobile networks. We believe this is a direct result of the popularity and proliferation of personal computers, music-enabled mobile telephones and portable digital music players like the Apple iPod, and consumer acceptance and the music industry’s endorsement of legitimate digital music sales. We believe this transition is continuing and the market share of digital music will continue to increase, particularly through mobile distribution, and digital formats will ultimately become the preferred way consumers purchase and listen to music.

Much like the recorded music industry, we believe the television and film video markets have begun a migration from physical distribution (tape and DVDs) to digital distribution through Internet and mobile-based downloading and on-demand subscription services. Personal computers, Apple iPods, video-enabled mobile phones and other devices are now capable of receiving downloads of digital video content. New companies and services such as Google Video, YouTube, AOL/In2TV, Movielink, BitTorrent and others, have been launched to focus on digital video distribution, and many of our digital entertainment service partners for music recordings, such as Apple iTunes, have added video distribution capabilities to meet the growing demand for video content. While the emergence of the digital video marketplace is in its early stages, we believe that digital distribution of video content will provide revenue opportunities to video content owners and distributors in the form of permanent ownership downloads, subscription services providing access to large catalogs of video content, and advertising-supported free viewing.

Key Business Metrics

We provide music and video content to digital entertainment services. At December 31, 2006, we had approximately 335,000 individual music recordings under management and over 4,000 hours of music, television and film videos. We purchase or license music and video content from record labels, artists, television and film production companies, and other content owners. We process the content through our digital processing systems for delivery to leading and selected digital entertainment services through which our content becomes available for purchase via downloading or subscription. As of December 31, 2006, we had approximately 220,000 music recordings available through digital entertainment services. In addition, approximately 45,000 music recordings had been processed and transmitted to one or more services where they were awaiting review and processing by the service before being made available to consumers, approximately 40,000 music recordings were in various stages of our digitization processes, and approximately 30,000 music recordings had not yet been delivered to us by the content owners. We are also a party to short-term distribution agreements for additional recordings that we do not consider to be under management until we receive delivery. Also as of that date, we had just begun processing and delivering our video content to digital entertainment services.

Since our inception through December 31, 2006, our revenue has been derived from the sale or distribution of digital music content. Apple iTunes, the most popular digital music retailer, accounted for approximately 77% and 87% of our revenue during the years ended December 31, 2006 and 2005, respectively. Our digital music revenue is derived from the following sources:

•

Permanent downloads. Our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, times the average number of times our music recordings are downloaded, multiplied by the download rate paid to us by each retailer. The download rates for our music recordings are driven primarily by the popularity and demand for the recordings, the number and nature of the digital entertainment services through which we make the recordings available to consumers, and the territorial distribution rights we have. The amount we receive per download is negotiated in advance at the time we enter into an agreement with a digital music retailer. Under our agreements with Apple iTunes, we currently receive $.70 per download for distribution in the United States and up to approximately $.85 (at current translation rates) per download for distribution outside the United States. For permanent downloads sold through subscription-based services, we receive a percentage of each retailer’s total revenue based on the number of times our music recordings are downloaded as a percentage of each retailer’s total downloads. The overall average download rate paid to us by all digital music retailers was approximately $.64 and $.68 for the years ended December 31, 2006 and 2005, respectively. Revenue from permanent downloads comprised approximately 87% and 97% of our total revenue for the same periods, respectively.

•

Subscription fees. Certain digital music retailers distribute our music recordings on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period. Following the termination of their subscription, consumers are not able to play our music recordings. Subscription-based revenue comprised approximately 6% and 2% of our total revenue for the years ended December 31, 2006 and 2005, respectively.

•

Mobile services. With the acquisition of DRA in September 2006, we gained relationships with numerous mobile distribution services. Over 15% of DRA’s stand-alone revenue was derived from mobile services for the year ended December 31, 2006. On a consolidated basis, approximately 6% of our revenue for 2006 was derived from mobile services and we expect the sale of our music recordings through mobile services to become a more significant portion of our revenue in the future. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and ringtones. During the fourth quarter of 2006, we received an average of $.76 per full-length download and $.80 per ringtone from our mobile service partners. Most mobile ringtone services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models.

•	Other. Our other revenue is comprised mainly from the third party licensing of physical distribution rights to our master recordings.

We believe, as the digital entertainment marketplace continues to mature and as we begin to realize revenue from our video content, the composition of our revenue will shift from being predominantly driven by permanent downloads of music content from digital music retailers to a more diversified revenue mix consisting of music and video downloads, subscription fees, mobile-sourced revenue and advertising revenue. Due to the disparate nature of these distribution models and the revenue and gross profit results they produce, we believe that appropriate key metrics to measure our results will continue to evolve.

Cost of revenue consists of:

•	royalties to artists and publishers;

•	revenue sharing payments based on long-term or short-term distribution agreements with content owners of both music and video recordings;

•	amortization of costs to acquire master recordings or digital rights to music and video recordings; and

•	reserves or write-downs of capitalized digital rights, master recordings or royalty advances that may be deemed necessary from time-to-time.

Our cost of revenue and corresponding gross profit is determined by the revenue earned on our music and video recordings and the manner in which we own or distribute the recordings. When we purchase or license the digital rights to recorded music or music videos, we have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations for music recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music recordings are a statutory rate in the United States of America, which was $.085 per music recording sold during 2005, which increased to $.091 in January 2006. The royalties for music video recordings, or synchronization rights, are negotiated by contract with the artist or publisher and typically range between $.10 and $.15 per video download. When we acquire the master recordings or digital rights to music or music video recordings, we usually pay certain or all of these artist, publisher and synchronization royalties. We capitalize the acquisition costs, including the purchase price and direct ancillary costs, of our perpetual and long-term digital rights and our master recordings. We amortize these amounts over the shorter of seven years or the length of the contract for digital rights and ten years for master recordings, which we believe reasonably relates the amount of amortization to the revenue expected to be generated. When we have acquired our digital rights through long-term license agreements with music and video content owners, our cost of revenue typically includes a revenue sharing arrangement whereby the content owner receives 25% to 57% of the gross or net revenue, as defined, over the term of the agreement. As an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is amortized as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, which typically have terms of two to three years, we are not responsible for any artists, publisher or synchronization royalties and we generally make no upfront or fixed payments to the content owner at the time we enter into the agreement. The revenue sharing percentage retained by the content owner (generally 80% to 85% for music recordings and 70% for video recordings) is substantially higher than under long-term license agreements. Accordingly, higher gross profit margins are achieved from revenue generated from owned content and under perpetual and long-term license agreements and lower gross profit margins are achieved through short-term distribution agreements.

Operating, general and administrative expenses include all costs associated with processing music and video recordings and operating the business. These expenses increased substantially during 2006, primarily because of salary costs associated with additional personnel dedicated to business development, accounting and operations, costs incurred as a result of becoming a public-reporting company in February 2006, and from the addition of our DRA subsidiary on September 8, 2006.

Seasonality

The early-stage nature of the entire digital distribution industry and our limited operating history have not allowed us to identify seasonality in our business, although we suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, just as it is the highest quarter for sales of recorded music and videos in physical format. Based on our brief history, our content that is represented by older, back-catalog and out-of-print recordings has not experienced the same degree of seasonality as our more contemporary content from current artists.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. Based on this definition, we believe the following are our critical accounting estimates.

Revenue Recognition and Accounts Receivable

We derive our revenue from digital entertainment services that distribute to consumers the digital music and video recordings that we have acquired or control through licenses with record labels, artists, publishers or other content owners. We receive revenue from digital entertainment services that charge consumers on a per download basis for each download of a music or video recording. In addition, we receive revenue from subscription-based digital entertainment services calculated as a percentage of the subscription price paid by the consumer based on the percentage of times our digital music and video recordings are streamed or downloaded as compared to the total for all available music and video recordings during the relevant time period. Beginning in 2007, we expect to receive revenue from other digital entertainment services based on advertising revenue associated with our video recordings. Each digital entertainment service provides detailed reports of our revenue, generally on a monthly basis within 30 days following the end of the month although some services, primarily mobile services, report on a quarterly basis within 45 days following the end of each quarter, pursuant to the terms of our agreement with them. We recognize revenue in the month the transaction occurs based on the reports we receive from the digital entertainment services. We make monthly estimates for the revenue we receive from the digital entertainment services that report on a quarterly basis. We adjust our estimates to actual upon the receipt of each quarterly revenue report. We receive payment at approximately the same time as we receive the detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. We have never experienced a bad debt and have never recorded a bad debt allowance.

Acquisition Costs for Digital Rights and Master Recordings

We capitalize the costs of acquiring or licensing digital rights and master recordings. Capitalized costs include amounts paid to content owners and our direct ancillary costs such as legal and finders’ fees. Digital rights and master recordings are amortized using the straight-line method over the shorter of the term of the related agreement or seven years for digital rights, and ten years for master recordings which we believe reasonably relates the amount of amortization to the revenue expected to be generated. The digital distribution of music and video content is an emerging business and we have limited data upon which to base our amortization assumptions. Based on our results to-date, we believe that our amortization method and terms are reasonable in the circumstances. We will continue to monitor consumption trends for our music and video content and may adjust our amortization methodology, periods and resulting rates in the future if the revenue and cash flow trends are substantially different than anticipated. This could result from changes in consumer demand for our music and video content or general industry conditions. The impact of any such change would be applied prospectively as a change in accounting estimate. Accordingly, the historical reported financial information as reported on this Annual Report on Form 10-K would not be adjusted. However, any such changes could have a material effect in the future.

Royalty Advances

Royalty advances are cash amounts paid to content owners in connection with our contractual agreements for the right to distribute digital music and video content for a specific period of time, usually five to ten years, or the later of the stated term of the agreement or recoupment of the royalty advance. These advances are recorded as prepaid assets. On a monthly basis, as each of our digital entertainment services reports the revenue attributable to each of our music and video recordings, the portion of such revenue due to each content owner under our long-term license agreement is charged to cost of revenue and the royalty advance account is reduced until it is fully recouped.

Allocation of Acquisition Purchase Price

We allocated the purchase price to acquire DRA to identifiable intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition with the residual amount allocated to goodwill. Intangible assets included DRA’s contractual arrangements with the owners of music recordings for the distribution of digital music. The fair value of these contractual arrangements was estimated based on the discounted future cash flow of these arrangements using management’s assumptions including, among others, renewal rates and terms, the number of music recordings to be made available for sale to consumers, future download rates and pricing for digital downloads of music recordings, and cash discount rates. Using these assumptions, we estimated that the fair value of the DRA digital distribution agreements was $775,000, which was capitalized as Digital Rights, and is being amortized over seven years. The use of other assumptions could have produced different results with a corresponding adjustment to Digital Rights and Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the DRA acquisition. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests. We will test goodwill for impairment on at least an annual basis using a two-step process based on an evaluation of DRA’s estimated fair value using market multiples and discounted cash flow modeling. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under our guidelines, we will perform our first annual review for impairment in 2007.

Valuation of Capitalized Digital Rights, Master Recordings and Royalty Advances

Total capitalized digital rights, master recordings and royalty advances amounted to approximately $10.4 million as of December 31, 2006. In addition, we have future obligations of approximately $5.8 million related to digital rights, master recordings and royalty advance obligations which are not yet reflected in the capitalized amounts as the related master recordings have not yet been delivered to us pursuant to such agreements. We periodically, but at least on an annual basis, review these assets for evidence of impairment on a catalog-by-catalog basis, by comparing the expected future cash flows to be generated from these assets to the carrying value of the assets and the future obligations. Future adverse changes in market conditions or poor demand for our music and video recording assets could result in losses or an inability to recover the carrying value of the individual catalogs of content, thereby possibly requiring an impairment charge in the future.

Share-Based Compensation

We elected early adoption of Statement No. 123 (revised 2004) of the Financial Accounting Standards Board, Share-Based Compensation. As a result, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. Such expense is recognized over the period during which the recipient is required to provide services in exchange for the award or issuance (usually the vesting period). The computation of share- based compensation cost involves numerous assumptions by management. We utilize the fair value method, whereby the compensatory element of each share-based grant or issuance is estimated on the date of grant. Prior to 2006, we utilized Black-Scholes, a standard option pricing model, to measure fair value. Assumptions used in this model include, among others, expected life (turnover), risk-free interest rate, dividend yield and volatility of the underlying equity security. Beginning in the first quarter of 2006, we determined that the Trinomial Lattice Model was the best available measure of the fair value because it utilized the assumptions used in the Black-Scholes model and also accounts for changing employee behavior as the stock price changes and captures the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock using the historical volatility for our peer group public companies because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results.

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operation. At December 31, 2006 and 2005, we recorded a full valuation allowance against deferred income taxes due to our limited operating history and net losses recorded since inception.

We have generated losses for federal and state income tax reporting since our inception in 2005. These tax losses are available for carryforward until their expiration, which begins in 2025 and 2015 for federal and state purposes, respectively. The federal and state unused net operating loss carryforward generated by DMI between its inception in 2004 and acquisition by us in 2006 will begin to expire in 2024 and 2014, respectively. In addition to potential expiration, there are other factors that could limit our ability to use these federal and state tax loss carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, use of prior net operating loss carryforwards can be limited after an ownership change. Our ability to fully utilize DMI’s net operating loss carryforward will be subject to limitation under Section 382 as a result of our acquisition and other transactions, and may be subject to further limitations as a result of future sales of securities, if any. Accordingly, it is not certain how much of the existing net operating loss carryforwards will be available for our use. If we generate taxable income in the future, which may not happen, the use of net operating loss carryforwards that have not expired would have the effect of reducing our tax liability and increasing our after-tax net income and available cash resources in the future.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

Results of Operations

The following table sets forth items in our Consolidated Statements of Operations as a percentage of revenue, as well as certain operating data regarding tracks available for sale and paid downloads data for the periods indicated. The data for the year ended December 31, 2006 includes the results of operations for Digital Musicworks International, Inc., the accounting acquiror for financial reporting proposes, for the period from January 1, 2006 through February 6, 2006 and the combined operations of Digital Musicworks International, Inc., certain assets of Rio Bravo Entertainment LLC, and Digital Music Group, Inc. for the period from February 7, 2006 and Digital Rights Agency for the period from September 8, 2006, through December 31, 2006. The data for the year ended December 31, 2005 and for the period from February 26, 2004 (inception) to December 31, 2004 includes only the results of Digital Musicworks International, Inc.

	For the Years Ended December 31,				Period from February 26, 2004 (inception) to December 31, 2004
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$5,564,949	100.0%	$679,975	100.0%	$37,268	100.0%
Cost of revenue:
Royalties and payments to content owners	3,329,698	59.8%	232,294	34.2%	10,703	28.7%
Amortization of digital rights	422,489	7.6%	22,518	3.3%	3,041	8.2%
Write-down of non-productive assets	—	0.0%	295,356	43.4%	—	0.0%

Gross profit	1,812,762	32.6%	129,807	19.1%	23,524	63.1%
Operating, general and administrative expense	(5,655,161)	(101.6%)	(1,550,424)	(228.0%)	(666,831)	(1789.3%)
Interest income	1,251,396	22.5%	5,568	0.8%	2,302	6.2%
Interest, taxes and other expense, net	(31,431)	(0.6%)	(142,565)	(21.0%)	(3,593)	(9.6%)

Net loss	$(2,622,434)	(47.1%)	$(1,557,614)	(229.1%)	$(644,598)	(1729.6%)

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$4,847,121	87.1%	$660,638	97.2%	$37,268	100.0%
Subscriptions	312,410	5.6%	15,156	2.2%	—	0.0%
Mobile services	334,979	6.0%	—	0.0%	—	0.0%
Other	70,439	1.3%	4,181	0.6%	—	0.0%

Total	$5,564,949	100.0%	$679,975	100.0%	$37,268	100.0%

Average number of music recordings available for sale during the year	107,000		9,000		N/A
Number of music recordings available for sale at the end of the year	219,800		30,600		700
Number of paid downloads(1)	7,540,100		973,300		59,800

(1)	Does not include the number of times our music recordings were streamed or played on subscription-based digital music retailers or downloaded through mobile services.

Comparison of Year Ended December 31, 2006 and 2005

Revenue. Revenue increased to $5,564,949 for the year ended December 31, 2006, from $679,975 for the year ended December 31, 2005. Total paid downloads increased to approximately 7,540,100 from 973,300 for the same periods, respectively. The increase in the number of paid downloads was driven by the increase in music recordings made available for sale, partially offset by a decline in the average monthly download rate per music recording to approximately 5.9 times during 2006 from approximately 9.0 times during 2005. The average number of music recordings available for sale totaled approximately 107,000 during 2006 and 9,000 during 2005. The increase in the average number of music recordings available reflects the increase in music recordings processed by us and made available by the digital music retailers, the acquisition of DRA which added approximately 53,000 music recordings on September 8, 2006, and the acquisition on February 7, 2006 of certain assets of Rio Bravo Entertainment LLC, representing approximately 6,000 music recordings. We experienced a decline in our average download rate in 2006 as compared to 2005 because the majority of the music recordings added during 2006 were of a nature and mix of genres that were not as commercially popular or had less than worldwide distribution rights compared to the music recordings available for sale in 2005. Partially offsetting these factors was the addition of the DRA music recordings on September 8, 2006. DRA’s catalog features more titles by current recording artists and DRA’s catalog downloaded at an average monthly rate of approximately 14.7 times during the period from the acquisition date through December 31, 2006. In addition, our revenue from subscription fees and other sources such as physical rights licensing increased to $382,849 in 2006, from $19,377 in 2005. Revenue from mobile distribution was $0 in 2005 and increased to $334,979 for 2006, which reflects the revenue from DRA’s mobile services for the period from September 8, 2006 to December 31, 2006.

Cost of revenue. Our royalties and payments to content owners increased to $3,329,698 for the year ended December 31, 2006, compared to $232,294 for the year ended December 31, 2005. The increase is related to the increase in revenue and the acquisition of DRA. During the years ended December 31, 2006 and 2005, our royalties and payments to content owners amounted to 59.8% and 34.2% of revenue, respectively. During 2005, the majority of our content was owned by us or distributed under long-term distribution agreements which typically carry revenue sharing rates of 25% to 50% paid to the content owner. The acquisition of certain assets of Rio Bravo Entertainment LLC in February 2006 and DRA in September 2006 had a significant effect on the mix of our revenue and our gross profit margin, as the short-term distribution agreements of these acquired operations have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. The amortization expense of master recordings and digital music rights increased to $422,489 in 2006, compared to $22,518 in 2005. This increase in amortization expense is due to the purchase of digital music rights and master recordings during the second half of 2005 and during 2006 and the acquisitions of certain assets of Rio Bravo Entertainment LLC and DRA. As of December 31, 2006, we were amortizing rights and recordings with a cost basis of approximately $4.8 million compared to approximately $1.2 million as of December 31, 2005. Our cost of revenue for 2005 also included a write-down of non-productive assets of $295,356, relating to cash advances and the capitalized costs of producing master recordings under contracts with certain recording artists. During 2005, we cancelled certain of these contracts because we did not believe that future cash flows would be sufficient to recover the advances and costs that were capitalized under the remainder of the contracts. We are no longer seeking to sign additional artists to record new material as a means of furthering our digital music strategy.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,759,628	48.8%	$829,823	53.5%
Professional fees	651,682	11.5%	265,473	17.1%
Corporate governance expenses	567,391	10.0%	—	0.0%
Media and investor relations	280,613	5.0%	84,448	5.4%
Share-based compensation	326,495	5.8%	8,304	0.5%
Travel expenses	202,019	3.6%	117,957	7.6%
Rent	203,485	3.6%	68,842	4.4%
Other	663,848	11.7%	175,577	11.5%

Total	$5,655,161	100.0%	$1,550,424	100.0%

Operating, general and administrative expenses increased to $5,655,161 for the year ended December 31, 2006, from $1,550,424 for the year ended December 31, 2005. Operating, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in (i) employees and resulting payroll costs and share-based compensation attributable to the granting of stock options and restricted share incentives, (ii) professional fees, (iii) corporate governance expenses which include board fees, insurance, stock transfer, printing and filing fees, (iv) media and investor relations, (v) travel-related expenses, (vi) office rent, and (vii) other expenses as we began to expand our infrastructure to acquire rights to additional music and video recordings, to process an increasing number of music recordings, to develop competencies in digitally encoding video content, and to meet our obligations as a public company. In addition, during the third and fourth quarters of 2006, we recorded one-time charges of $113,000 and $76,000, respectively, related to severance costs. Our operating, general and administrative expenses for 2006 include expenses of our DRA subsidiary of $360,354 for the period from September 8, 2006 to December 31, 2006.

Interest income and interest, taxes and other expense, net. Interest income increased to $1,251,396 for the year ended December 31, 2006, from $5,568 for the year ended December 31, 2005, due to the temporary investment of the net cash proceeds from our initial public offering of common stock, which closed on February 7, 2006. Interest, taxes and other expense is comprised primarily of interest expense on operating leases in 2006 and a charge to interest expense in 2005 related to the conversion of certain debt to equity by DMI, our accounting acquiror.

Comparison of Year Ended December 31, 2005 and Period from February 26, 2004 (Inception) to December 31, 2004

Revenue. Revenue grew from $37,268 for the period from February 26, 2004 (Inception) to December 31, 2004, to $679,975 for the year ended December 31, 2005. From inception to December 31, 2004, our revenue was insignificant because we were beginning our operations and focused on acquiring our initial digital rights to music recordings, establishing relationships with digital music retailers and identifying artists to sign to our record label. We had only approximately 700 music recordings available for purchase as of December 31, 2004, compared to 30,600 available for purchase at digital music retailers as of December 31, 2005. The increase in music recordings available for purchase and corresponding number of downloads were the driving factor behind the increase in revenues.

Cost of revenue. Cost of revenue increased from $13,744, or 36.9% of revenue, for the period from February 26, 2004 (Inception) to December 31, 2004, to $550,168, or 80.9% of revenue, for the year ended December 31, 2005. The cost of revenue for the year ended December 31, 2005 was negatively impacted by the write-down of non-productive assets of $295,356, relating to cash advances and the capitalized costs of producing master recordings under contracts with certain recording artists. During 2005, we cancelled certain of these contracts because we did not believe that future cash flows would be sufficient to recover the advances and costs that were capitalized under the remainder of the contracts. We are no longer seeking to sign additional artists to record new material as a means of furthering our digital music strategy.

Operating, general and administrative expenses. The following table sets forth the individual components of selling, general and administrative expenses for the year ended December 31, 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004:

	For the Year Ended, December 31, 2005		Period from February 26, 2004 (Inception) to December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Personnel-related expenses	$829,823	53.5%	$320,533	48.1%
Professional fees	265,473	17.1%	180,405	27.1%
Media and investor relations	84,448	5.4%	27,886	4.2%
Share-based compensation	8,304	0.5%	1,281	0.0%
Travel expenses	117,957	7.6%	56,758	8.5%
Rent	68,842	4.4%	8,360	1.3%
Other	175,577	11.5%	71,607	10.8%

	$1,550,424	100.0%	$666,831	100.0%

Operating, general and administrative expenses increased from $666,831 for the period from February 26, 2004 (Inception) to December 31, 2004, to $1,550,424 for the year ended December 31, 2005. Operating, general and administrative expenses increased in 2005 because of a substantial increase in employees and resulting payroll costs, professional fees, travel related costs and other expenses as we began to more aggressively identify and acquire rights to music recordings and process an increasing number of music recordings for sale.

Interest, taxes and other expense, net. Interest, taxes and other expense increased from $3,593 for the period from February 26, 2004 (inception) to December 31, 2004, to $142,565 for the year ended December 31, 2005. The increase in 2005 relates primarily to a non-cash interest charge of $125,034 related to the conversion of certain debt to equity by DMI, our accounting acquiror.

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters through December 31, 2006:

	For the Quarters Ended (unaudited)
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Statement of Operations Data:
Revenue	$41,480	$53,560	$130,495	$454,440	$720,648	$839,539	$1,214,209	$2,790,553
Cost of revenue:
Royalties and payments to content owners	14,411	18,485	36,078	163,320	348,526	386,799	667,154	1,927,219
Amortization of digital rights	3,923	5,065	6,061	7,469	52,035	82,813	136,251	151,390
Write-down of non-productive assets	—	73,442	—	221,914	—	—	—	—

Gross profit (loss)	23,146	(43,432)	88,356	61,737	320,087	369,927	410,804	711,944
Operating, general and administrative expenses	(537,745)	(333,782)	(257,050)	(421,847)	(950,664)	(1,344,198)	(1,616,393)	(1,743,906)
Interest, taxes and other expense, net	1,495	(7,056)	(128,418)	(3,018)	216,635	384,905	356,792	261,633

Net loss	$(513,104)	$(384,270)	$(297,112)	$(363,128)	$(413,942)	$(589,366)	$(848,797)	$(770,329)

Net loss per share—basic and diluted	$(.23)	$(.17)	$(.13)	$(.16)	$(.07)	$(.07)	$(.10)	$(.09)

As a percentage of revenue:
Cost of revenue	44.2%	181.1%	32.3%	86.4%	55.6%	55.9%	66.2%	74.5%
Gross profit margin	55.8%	(81.1%)	67.7%	13.6%	44.4%	44.1%	33.8%	25.5%
Operating data:
Average number of music recordings for sale during the quarter	1,900	5,100	9,400	19,500	42,500	69,700	109,900	196,200
Number of music recordings for sale at end of quarter	2,300	8,000	12,200	30,600	65,000	73,000	184,000	219,800
Number of paid downloads during quarter(1)	56,400	75,100	191,400	650,400	980,200	1,101,000	1,634,500	3,785,000

(1)	Does not include the number of times our music recordings were streamed or played on subscription-based digital music retailers or downloaded through mobile services.

Our revenue increased in every quarter during 2005 and 2006 on a sequential quarter-over-quarter basis due to the continued acquisition of rights to music recordings and processing of such recordings to make them available for purchase at the digital music retailers and the acquisitions of certain assets of Rio Bravo Entertainment LLC on February 7, 2006 and the acquisition of DRA on September 8, 2006.

Our gross profit margin varies depending on the mix of revenue received from individual music recordings and the manner in which we have obtained digital distribution rights. Higher margins are achieved from revenue generated from owned content and under perpetual and long-term license agreements and lower margins are achieved through short-term distribution agreements.

Operating, general and administrative expenses declined in the second and third quarters of 2005, as a result of a reduction in the personnel associated with the management and promotion of artists signed to DMI’s record label. Operating, general and administrative expenses increased on a sequential quarter-over-quarter basis in 2006 beginning with our initial public offering in February 2006 as we expanded our infrastructure and work force to accommodate future growth, as we began to incur the costs of being a public company and as a result of our acquisition of DRA on September 8, 2006.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2006

Net cash used in operations for the year ended December 31, 2006 was $1,607,000. The primary components of the reconciliation of net loss of $2,622,000 to net cash used in operations for the year ended December 31, 2006 included non-cash charges for share based compensation of $326,000, recoupment of royalty advances of $1,001,000, depreciation of furniture and equipment of $157,000 and digital rights and master recording amortization of $422,000. These non-cash charges were partially offset by increased working capital requirements of $943,000 as the business and scope of operations grew in 2006.

Our investing activities resulted in a net cash outflow of $11,551,000 for the year ended December 31, 2006, which was principally comprised of $2,769,000 for the purchase of DRA, net of cash received, $2,728,000 and $5,406,000 to acquire digital rights and pay cash advances, respectively, for license rights to music and video recordings, and $621,000 for the purchase of furniture and equipment.

Cash provided from financing activities for the year ended December 31, 2006 was $33,196,000. Our initial public offering generated approximately $33,233,000 in net cash proceeds. In addition, stock and warrant exercises of DMI prior to our initial public offering provided an additional $43,000 in proceeds. This was partially offset by capital lease principal payments of approximately $81,000.

As of December 31, 2006, we had cash and cash equivalents of approximately $20,506,000 and a working capital surplus of $21,192,000. Our principal sources of liquidity are our cash and cash equivalents. We believe that our existing cash reserves will be sufficient to fund our operations, working capital requirements, capital expenditure requirements, contractual obligations and content acquisition objectives during 2007. However, we may seek to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities.

Cash Flows for the Year Ended December 31, 2005

Net cash used in operations for the year ended December 31, 2006 was $1,123,000. The primary components of the reconciliation of net loss of $1,558,000 to net cash used in operations for the year ended December 31, 2005 included non-cash charges for the write-down of non-productive assets of $295,000, interest expense related to the conversion of subordinated notes payable of $127,000, recoupment of royalty advances of $100,000, depreciation of furniture and equipment of $39,000 and digital rights amortization of $23,000. These non-cash charges were partially offset by increased working capital requirements of $157,000.

Our investing activities resulted in a net cash outflow of $1,897,000 for the year ended December 31, 2005, which was comprised of $890,000 and $953,000 to acquire digital rights and to pay royalty advances for long-term license rights to music recordings, respectively, and $54,000 to purchase of furniture and equipment.

Cash provided from financing activities for the year ended December 31, 2005 was $2,753,000, which was comprised of net cash proceeds from DMI’s issuance of Series B convertible preferred stock and subordinated notes payable of $2,568,000 and $230,000, respectively, and was partially offset by capital lease payments of $44,000.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations	$65,076	$54,409	$10,667	$—	$—
Operating lease obligations	842,294	290,724	551,570	—	—
Other long-term obligations	1,155,000	—	1,155,000	—	—
Music and video content acquisition and royalty advance obligations	5,793,395	5,433,395	135,000	135,000	90,000

Total	$7,855,765	$5,778,528	$1,852,237	$135,000	$90,000

Other long-term obligations in the table above represents additional contingent cash purchase consideration in connection with our acquisition of Digital Rights Agency, LLC. We are obligated to pay up to $1,155,000 in cash and to issue up to 87,000 shares of stock if certain financial targets are achieved through December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing our revenue while controlling and limiting our expenses at current levels. The factors we expect will affect our future results are discussed below.

•

Factors impacting revenue and download rates for music content. The digital music industry is still evolving. The previously strong quarter over quarter growth in digital music sales reported industry-wide slowed during 2006, which is natural as an industry matures and the base on which percentage growth is measured becomes larger. The early-stage nature of the entire industry and our limited operating history have not allowed us to definitively identify consumer trends or factors in our business that may affect the timing of digital downloading and our resulting revenue. For example, we suspect that seasonality influences digital music sales and that the fourth and first quarters would have seasonally higher sales for digital music, just as it is does for sales of recorded music in physical format. This seasonality trend is consistent with our initial operating results. During 2006, we noted that our music recordings that are more contemporary in nature and from current, popular artists experienced the expected seasonal fluctuations but that our music recordings that are from older artists and more back-catalog in nature did not experience the seasonal fluctuations to the same degree and tended to download at fairly consistent rates from quarter-to-quarter.

The vast majority of the music recordings we had for sale during 2006 were from catalogs we had under management as of the date of our initial public offering in February 2006. We are working to deliver more of our music recordings to other digital music retailers and especially to mobile distribution services in order to improve our download rates and revenue per music recording.

Because of the lengthy interval between the time we acquire digital rights or enter into license or distribution agreements for music recordings and the time that such recordings are received, processed, delivered to digital entertainment services and ultimately processed and approved for sale by the services, only a small amount of the music content we acquired during 2006 was available for sale by the end of the year. As these recently-acquired music catalogs become available for sale during 2007, our expectation is that they should achieve a higher overall average download rate than what was collectively achieved during the second half of 2006 by the catalogs of music recordings that we own or control under long-term license agreements.

•

Revenue from video content. As of December 31, 2006, we had over 4,000 hours of music, television and film video recordings under contract which we had just begun to process and deliver to digital entertainment services. The digital distribution of video recordings is relatively new and evolving quickly. We are experiencing strong interest in our video content and are working closely with our digital entertainment service partners to deliver to them the content they are requesting in their required formats. However, it is our experience that these services are experiencing backlogs in processing. Certain of these services are also still in the process of finalizing their pricing models and technical requirements. In addition, a number of the new digital entertainment services have recently announced plans to make video content, including ours, available for free to consumers and to generate revenue they will share with us through advertising. Because of these factors, we do not expect to realize meaningful revenue from our video content until the second half of 2007.

•

Gross profit. Our gross profit is determined by the revenue we realize on individual music and video recordings and the manner in which we own or distribute the recordings. Typically, we realize the highest gross profit margin on the content we own or control through long-term license agreements and the lowest gross profit margin on the content we have under short-term distribution agreements. During 2006, the music recordings we owned or controlled under long-term licenses downloaded at a lower average rate per recording than the music recordings we had under short-term distribution agreements due to the factors discussed above under “Results of Operations.” During 2006, 52% of our revenue was generated by owned or controlled music content and 48% was generated by music content under short-term distribution agreements. This resulted in an overall gross profit margin of 32.6%. We believe that having a full year of DRA’s results will positively impact our total revenue and gross profit, even though gross profit margin will be negatively impacted, as DRA’s revenue is generated by music content under short-term distribution agreements which produced a gross profit margin (after amortization of purchase price allocated to digital rights) of 14.1% for the period from September 8, 2006 to December 31, 2006 on a stand-alone basis. Any revenue growth in our higher margin owned and controlled music content plus new revenue from video content should partially offset the impact of the DRA acquisition on our gross profit margin.

•

Operating, general and administrative expense. Our operating, general and administrative expenses increased on a sequential quarter-over-quarter basis in 2006 beginning with our initial public offering in February 2006 as we expanded our infrastructure and work force to accommodate future growth, began to incur the costs of being a public company, and as a result of our acquisition of DRA on September 8, 2006. During the third and fourth quarters of 2006, our operating, general and administrative expense totaled approximately $1.6 million and $1.7 million, respectively.

•

Business development. As of December 31, 2006, we had cash and cash equivalents of $20.5 million, the majority of which is earmarked for content acquisitions, including $5.4 million which we are contractually obligated to pay over the next 12 months under content acquisition and long-term license arrangements. In addition, we are obligated to pay up to $1.1 million in the first quarter of 2008 as additional DRA purchase consideration if certain financial targets are met. Negotiating and consummating digital rights agreements for entertainment content is a complex and time consuming process, and we cannot predict how quickly we will be able to deploy our capital and add to the music and video content we have available to consumers. We expect to continue to acquire digital rights and to enter into long-term license agreements for both music and video content. We also expect to continue to enter into short-term distribution agreements for both music and video content as they provide a method for achieving revenue growth without investing our capital in the form of cash royalty advances or purchase price.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We receive payment from digital entertainment services in U.S. dollars for all sales to consumers in the United States. For those digital entertainment services which sell our music and video content to consumers in foreign countries, sales and payments to us are based on local currency, which is converted to U.S. dollars at the market-based foreign exchange rate at the time of receipt. For the year ended December 31, 2006, approximately 21% of our revenue was derived on this basis from consumers outside of the U.S. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenue. Our net foreign currency loss for the year ended December 31, 2006 was $3,431.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable, royalties payable and long-term obligations. Based on our investment policy, we may invest our cash primarily in a variety of financial instruments, consisting principally of investments in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our cash and cash equivalents of approximately $20.5 million at December 31, 2006, a one percent per annum change in interest rates could cause a change in our interest income of approximately $205,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGITAL MUSIC GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Music Group, Inc.

Sacramento, California

We have audited the consolidated balance sheet of Digital Music Group, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 and for the period from February 26, 2004 (Inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Music Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 and for the period from February 26, 2004 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 29, 2007

DIGITAL MUSIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$20,505,674	$468,490
Accounts receivable	1,687,492	244,278
Current portion of royalty advances	1,326,379	292,438
Prepaid expenses and other current assets	492,799	152,139

Total current assets	24,012,344	1,157,345

Furniture and equipment, net	803,203	162,153
Digital rights, net	3,033,239	1,196,047
Master recordings, net	1,777,480	—
Royalty advances, less current portion	4,230,403	490,000
Goodwill	4,429,782	—
Other assets	39,289	12,074

Total assets	$38,325,740	$3,017,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$273,037	$63,753
Accrued liabilities	496,833	315,027
Royalties payable	1,883,773	138,608
Accrued compensation and benefits	115,817	38,435
Current portion of capital lease obligations	50,496	44,540

Total current liabilities	2,819,956	600,363

Capital lease obligations, less current portion	9,335	—
Other long-term liabilities	92,461	—

Total liabilities	2,921,752	600,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding
Common stock, $.01 par value, 30,000,000 shares authorized: 9,034,941 and 2,249,941 shares issued and outstanding at December 31, 2006 and 2005	90,350	22,500
Additional paid-in capital	40,138,284	4,640,291
Subscriptions receivable	—	(43,323)
Accumulated deficit	(4,824,646)	(2,202,212)

Total stockholders’ equity	35,403,988	2,417,256

Total liabilities and stockholders’ equity	$38,325,740	$3,017,619

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from February 26, 2004 (Inception) to December 31, 2004
	2006	2005
Revenue	$5,564,949	$679,975	$37,268
Cost of revenue:
Royalties and payments to content owners	3,329,698	232,294	10,703
Amortization of digital rights and master recordings	422,489	22,518	3,041
Write-down of non-productive assets	—	295,356	—

Gross profit	1,812,762	129,807	23,524
Operating, general and administrative expenses	5,655,161	1,550,424	666,831

Loss from operations	(3,842,399)	(1,420,617)	(643,307)
Interest income	1,251,396	5,568	2,302
Interest expense	(13,649)	(141,765)	(2,793)
Other income (expense), net	(16,982)	—	—

Loss before income taxes	(2,621,634)	(1,556,814)	(643,798)
Income taxes	(800)	(800)	(800)

Net loss	$(2,622,434)	$(1,557,614)	$(644,598)

Net loss per common share—basic and diluted	$(0.32)	$(0.69)	$(0.29)

Weighted average common shares outstanding—basic and diluted	8,071,393	2,249,941	2,249,941

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from February 26, 2004 (Inception) to December 31, 2006

	Common Stock		Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Shares owned by founders and investors in Digital Musicworks International, Inc. (inception on February 26, 2004)	2,249,941	$22,500	$4,630,706	$(4,650,006)	$—	$3,200
Cash received upon issuance of equity securities by Digital Musicworks International, Inc.	—	—	—	1,670,546	—	1,670,546
Stock-based compensation related to stock options and warrants issued to employees and consultants	—	—	1,281	—	—	1,281
Digital rights received in exchange for equity securities of Digital Musicworks International, Inc.	—	—	—	3,229	—	3,229
Net loss for the period from February 26, 2004 (Inception) to December 31, 2004	—	—	—	—	(644,598)	(644,598)

Balances, December 31, 2004	2,249,941	22,500	4,631,987	(2,976,231)	(644,598)	1,033,658
Stock-based compensation related to stock options and warrants issued to employees and consultants	—	—	8,304	—	—	8,304
Cash received upon issuance of equity securities by Digital Musicworks International, Inc.	—	—	—	2,932,908	—	2,932,908
Net loss for the year ended December 31, 2005	—	—	—	—	(1,557,614)	(1,557,614)

Balances, December 31, 2005	2,249,941	22,500	4,640,291	(43,323)	(2,202,212)	2,417,256
Merger with Digital Music Group, Inc. by the accounting acquiror, Digital Musicworks International, Inc.	2,425,000	24,250	(97,555)	—	—	(73,305)
Issuance of common stock in connection with acquisition of Rio Bravo Entertainment LLC digital rights	25,000	250	243,500	—	—	243,750
Cash received upon issuance of equity securities by Digital Musicworks International, Inc.	—	—	—	43,323	—	43,323
Issuance of common stock in connection with initial public offering, net of cash offering costs of $4,792,397	3,900,000	39,000	33,193,603	—	—	33,232,603
Issuance of common stock in connection with acquisition of Digital Rights Agency, LLC	420,000	4,200	1,831,950	—	—	1,836,150
Stock-based compensation related to stock options and restricted stock issued to employees	15,000	150	326,495	—	—	326,645
Net loss for the year ended December 31, 2006	—	—	—	—	(2,622,434)	(2,622,434)

Balances, December 31, 2006	9,034,941	$90,350	$40,138,284	$—	$(4,824,646)	$35,403,988

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from February 26, 2004 (Inception) to December 31, 2004
	2006	2005
Cash flows from operating activities:
Net loss	$(2,622,434)	$(1,557,614)	$(644,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	156,839	38,595	3,137
Amortization of digital rights and master recordings	422,489	22,518	3,040
Recoupment of royalty advances	1,001,426	99,730	—
Amortization of deferred rent	43,554	—	—
Recognition of deferred revenue	(8,685)	—	—
Loss on disposal of furniture and equipment	16,639	—	—
Write-off of non-productive assets	—	295,356	—
Share-based compensation related to stock options, warrants and restricted shares issued	326,495	8,304	1,281
Interest expense related to conversion of subordinated notes payable	—	127,239	—
Changes in operating assets and liabilities:
Accounts receivable	(496,839)	(231,893)	(12,385)
Prepaid expenses and other current assets	(410,980)	(136,159)	(15,980)
Accounts payable	162,986	4,901	23,979
Accrued liabilities	(322,059)	45,495	34,530
Royalties payable	46,185	130,172	8,436
Accrued compensation and benefits	77,382	30,112	8,323

Net cash used in operating activities	(1,607,002)	(1,123,244)	(590,237)

Cash flows from investing activities:
Purchases of furniture and equipment	(620,939)	(53,635)	(27,981)
Purchases of digital rights and master recordings	(2,728,090)	(890,407)	(175,985)
Payments of advance royalties	(5,405,771)	(952,916)	(106,717)
Acquisition of Digital Rights Agency, LLC, net of cash received	(2,769,354)	—	—
Increase in other assets	(27,215)	—	(12,074)

Net cash used in investing activities	(11,551,369)	(1,896,958)	(322,757)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,		Period from February 26, 2004 (Inception) to December 31, 2004
	2006	2005
Cash flows from financing activities:
Proceeds from the sale of common and preferred stock of Digital Musicworks International, Inc. prior to recapitalization, net of offering costs	$—	$2,575,669	$1,673,746
Proceeds from the exercise of Digital Musicworks International, Inc. options and warrants prior to recapitalization	43,323	—	—
Proceeds from initial public offering of common stock of Digital Music Group, Inc., net of offering costs	33,232,603	—	—
Proceeds from issuance of restricted stock	150	—	—
Collection on behalf of (payments to) DMI Publishing, Inc.	—	(8,801)	8,801
Proceeds from the issuance of subordinated notes payable	—	230,000	—
Payments on capital lease obligations	(80,521)	(44,013)	(33,716)

Net cash provided by financing activities	33,195,555	2,752,855	1,648,831

Net increase (decrease) in cash and cash equivalents	20,037,184	(267,347)	735,837
Cash and cash equivalents, beginning of period	468,490	735,837	—

Cash and cash equivalents, end of period	$20,505,674	$468,490	$735,837

Supplemental cash flow information:
Interest paid	$13,649	$15,394	$1,925

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock and warrants in connection with the acquisition of Digital Rights Agency, LLC	$1,836,150	$—	$—

Issuance of warrant to underwriters	$620,529	$—	$—

Reduction in contract for digital rights	$(115,320)	$—	$—

Purchase of furniture and equipment under capital lease obligations	$77,791	$—	$122,269

Holdback for purchase of master recordings	$75,000	$—	$—

Merger between Digital Music Group, Inc. and Digital Music Works International, Inc.	$73,305	$—	$—

Issuance of shares of common stock in connection with purchase of digital rights	$—	$—	$3,229

Conversion of notes payable and accrued interest into shares of preferred stock of Digital Musicworks International, Inc. prior to recapitalization	$—	$232,205	$—

Future obligations under contracts to purchase digital rights	$—	$269,875	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Digital Music Group, Inc. (the “Company”) was incorporated in Delaware on April 11, 2005 and is engaged in the digital distribution of music and video content. On February 7, 2006, the Company completed its initial public offering (the “IPO”). Concurrent with the closing of its IPO, the Company acquired all of the outstanding common stock of Digital Musicworks International, Inc., a California corporation (“DMI”), and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby. The financial statements of Digital Music Group, Inc. prior to February 7, 2006 are the financial statements of DMI, which has been designated as the “acquiror” for financial reporting purposes. The historical shareholders’ equity of DMI has been restated for all period prior to February 7, 2006 to give retroactive effect to the acquisition by the Company. The results of operations from the assets acquired from Rio Bravo Entertainment LLC and of the Company are included in the financial statements beginning on February 7, 2006.

On September 8, 2006, the Company acquired all the membership interest of Digital Rights Agency, LLC, a California limited liability company (“DRA”), and DRA became a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary from the date of acquisition. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation.

2. ACCOUNTING POLICIES

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity from date of purchase, of three months or less to be cash equivalents. Based upon its investment policy, the Company may invest its cash primarily in demand deposits with major financial institutions, in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, money market funds and highly liquid debt securities of corporations. The Company held approximately $6,500,000 and $432,000 in cash equivalents at December 31, 2006 and 2005, respectively.

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

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Customers

One digital entertainment service accounted for approximately 77%, 87% and 93% of the Company’s revenue for the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004, respectively. At December 31, 2006 and 2005, this service accounted for approximately 51% and 83%, respectively, of the Company’s accounts receivable.

Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts based on credit profiles of its retailers, current economic trends, contractual terms and conditions and historical payment experience, as well as for known or expected events. The Company has not experienced any bad debts since its inception. Accordingly, at December 31, 2006 and 2005, no allowance for doubtful accounts has been recorded.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities and capital lease obligations, approximates their fair value due to the short-term nature of these instruments.

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to eight years, using the straight-line method. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Each of the Company’s capital leases has a bargain purchase option at the end of the initial non-cancelable lease term which the Company intends to exercise. Accordingly, assets under capital lease obligations are being depreciated using the straight-line method over the useful life of the assets, which exceeds the lease terms.

Royalty Advances, Digital Rights and Master Recordings

The Company capitalizes the cost of acquiring catalogs of digital rights and master recordings and payments of advance royalties. Capitalized costs include amounts paid to content owners and direct ancillary costs such as legal and finders fees. Digital rights and master recordings acquired by the Company are amortized using the straight-line method over the shorter of the term of the related agreement or seven years for digital rights and ten years for master recordings, which management believes reasonably relates the amount of amortization to the revenue expected to be realized. Royalty advances will be recouped from the Company’s future royalty obligations resulting from the fees it receives from digital entertainment services. The Company classifies royalty advances as short-term or long-term based on the expectations of when these advances will be recovered.

The Company reviews the recoverability of its capitalized digital rights, master recordings and royalty advances annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of individual catalogs or groups of catalogs of digital rights, master recordings and content subject to royalty advances to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. As a result of performing these tests for potential impairment, the Company determined that no impairment existed as of December 31, 2006. During the year ended December 31, 2005, the Company recorded a write-down of $295,356 relating to cash advances and the capitalized costs of producing and promoting master recordings under

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts with recording artists. During 2005, the Company cancelled certain of these contracts and concluded that future cash flows would not be sufficient to recover the advances and costs that were capitalized under the remainder of the contracts. Management is no longer seeking to sign additional artists to record new material as a means of furthering the Company’s digital music strategy.

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

Revenue Recognition

The Company distributes its music and video content through agreements with digital entertainment services that make the Company’s content available to consumers to purchase as a digital download or on a subscription basis. The Company earns revenue based on each download or a percentage of each digital entertainment service’s subscription revenue, as defined in the Company’s agreements with the digital entertainment service. Each digital entertainment service reports the Company’s download revenue or proportionate share of subscription revenue on a monthly or quarterly basis, depending on the agreement, and pays the Company at the same time. The Company recognizes revenue related to downloads and subscriptions in the month the transactions occur.

Industry Segments and Foreign Revenue

The Company operates in one industry segment, acquisition, management and distribution of digital music and video content. For the year ended December 31, 2006, revenue from digital entertainment services serving consumers in foreign locations was 16% from Europe and 5% from other countries. For the year ended December 31, 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004, revenue from digital entertainment services serving customers in foreign locations was 5% and 6%, respectively.

Foreign Currency Translation

The Company receives revenue from digital entertainment services selling content owned or distributed by the Company in foreign countries. These services collect cash from consumers and report sales to the Company in their local currency. The monthly or quarterly revenue due from these digital entertainment services is paid to the Company in local currencies and converted to U.S. dollars at the market-based foreign exchange rate at time of receipt. The Company converts the sales reported by digital entertainment services to U.S. dollars at the average exchange rate for the period, based on published daily rates. The net difference represents a foreign currency gain or loss which is recorded in other income (expense) and the impact was not material for all periods presented in the accompanying Consolidated Statements of Operations.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004, advertising expense was $127,146, $84,448 and $26,886, respectively, included in operating, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Share-Based Compensation

The Company elected early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Compensation (SFAS No. 123R), which requires entities to recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as restricted stock, stock options and warrants granted to employees and non-employees. Equity instruments issued to employees are measured at estimated fair value at the issuance date and expensed in the periods over which the benefit is expected to be received, which is generally the vesting period. Equity instruments issued to non-employees in exchange for goods or services that are fully vested and non-forfeitable are measured at estimated fair value at the issuance date and expensed in the period in which the goods or services are received.

Prior to January 1, 2006, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Beginning in 2006, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options because it accounts for changing employee behavior as the stock price changes and captures the observed pattern of increasing rates of exercise as the stock price increases.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under stock option plans, assuming no dividends for the years ended December 31, 2006 and 2005:

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

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding for the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004 of 8,071,393, 2,249,941 and 2,249,941, respectively. As of December 31, 2006, common stock equivalents included outstanding stock options, warrants and non-vested restricted stock totaling 366,500, 423,000 and 10,000 shares, respectively, all of which were issued during 2006.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These were excluded from the calculation of the weighted-average number of shares outstanding due to their antidilutive effect. Restricted stock vesting over two years which was issued to three executives in August 2005, of which 133,334 shares were non-vested at December 31, 2006, were nominal issuances and are included in basic and diluted earnings per share for the year ended December 31, 2006.

The weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share for the year ended December 31, 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004 was 2,249,941, the number of shares issued by the Company in connection with the acquisition of DMI, the Company’s acquiror for accounting purposes.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on the consolidated financial statements of the Company.

3. ACQUISITIONS AND INITIAL PUBLIC OFFERING

On February 7, 2006, the Company completed its initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, the Company issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of the Company’s common stock in exchange for $100. Each of the warrants has an exercise price of $12.1875 per share, and are exercisable at any time from February 7, 2007 until February 6, 2011. The warrants had an estimated fair value at the date of issuance of $620,529 as determined in accordance with SFAS No. 123R, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.52%, and an expected term to exercise of 4.6 years. The fair value of the warrants was recorded as an offering cost. Accordingly, the total net proceeds from the Company’s IPO were approximately $32,600,000.

Also on February 7, 2006, the Company concurrently acquired DMI and certain assets of Rio Bravo Entertainment LLC in exchange for 2,249,941 and 25,000 shares, respectively, of the Company’s common stock. DMI has been deemed the acquiror for financial reporting purposes. The Company had net liabilities and a stockholders’ deficit of $73,305 on the date of its acquisition of DMI. The purchase price of the assets acquired

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from Rio Bravo Entertainment LLC on February 7, 2006 totaled $243,750, which has been allocated to digital rights. Such rights are being amortized over 24 months, the estimated remaining life of the assets.

On September 8, 2006, the Company acquired all of the ownership interests in DRA in exchange for $3,200,000 in cash, 420,000 shares of Company common stock and a warrant issued to the former Managing Director of DRA to purchase 150,000 shares of common stock with an exercise price of $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 as determined in accordance with SFAS No. 123R, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.7%, and an expected term to exercise of 4.75 years. The fair value of the warrant was recorded as acquisition consideration. The warrant is exercisable in various installments beginning in September 2007, is fully exercisable by September 2009, and expires in September 2013. The shares and warrant were issued in a private placement under federal and state securities law and are subject to restrictions on resale thereunder, and a substantial majority of the shares are subject to contractual restrictions on resale, short selling and other forms of hedging for varying terms ranging from one to two years from the acquisition date.

The purchase consideration for DRA was comprised of the following:

Cash consideration	$3,200,000
Common stock issued (420,000 shares at $4.14 per share)	1,738,800
Liabilities assumed	1,929,667
Acquisition costs	131,466
Estimated fair value of common stock warrant issued	97,350

$7,097,283

The total purchase price was allocated to DRA’s assets and liabilities based on their estimated fair values as of the acquisition date. A summary of the preliminary purchase price allocation, which is subject to finalization, is as follows:

Cash	$430,646
Accounts receivable	946,375
Other current assets	399,680
Furniture and equipment	115,800
Digital rights	775,000
Goodwill	4,429,782

$7,097,283

The Company is obligated to pay up to $1,155,000 in cash and to issue up to 87,000 shares of common stock in additional consideration if certain financial targets are achieved through December 31, 2007. Any additional consideration obligation will be recognized when deemed probable and will be allocated to goodwill.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined statements of operations for the years ended December 31, 2006 and 2005 presented below assume that the acquisitions of DMI, certain assets of Rio Bravo Entertainment LLC and DRA were completed on January 1, 2006 and 2005, respectively:

	For the Years Ended December 31,
	2006	2005
Revenue	$10,201,101	$3,706,005
Cost of revenue:
Royalties and payments to content owners	7,260,543	2,737,705
Amortization of digital rights and master recordings	508,607	255,108
Write-down of non-productive assets	—	295,356

Gross profit	2,431,951	417,836
Operating, general and administrative expenses	6,408,779	2,126,360

Loss from operations	(3,976,828)	(1,708,524)
Interest income	1,257,319	8,247
Interest expense	(19,854)	(152,098)
Other income (expense), net	(16,982)	—

Loss before income taxes	(2,756,345)	(1,852,375)
Income taxes	(800)	(800)

Net loss	$(2,757,145)	$(1,853,175)

Net loss per common share—basic and diluted	$(0.32)	$(0.36)

Weighted average common shares outstanding—basic and diluted	8,615,283	5,119,941

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the years ended December 31, 2006 and 2005 include the 2,249,941 shares attributable to DMI, the 2,425,000 shares of the Company outstanding at the IPO date, the 25,000 shares issued on February 7, 2006 in connection with the acquisition of the Rio Bravo Entertainment LLC assets, and the 420,000 shares issued on September 8, 2006 in connection with the acquisition of DRA. In addition to the 5,119,941 shares described in the preceding sentence, weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the year ended December 31, 2006 also included the 3,900,000 shares issued in the Company’s IPO, from February 7, 2006 until December 31, 2006.

The adjustments and methodology used in allocating the purchase consideration for DRA and in the preparation of these unaudited pro forma combined statements of operations are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of the periods, and are not necessarily representative of the Company’s results of operations for any future period since the companies were not under common management or control during the periods presented.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. FURNITURE AND EQUIPMENT

Furniture and equipment comprise the following at:

	December 31,
	2006	2005
Computers and office equipment	$696,220	$77,254
Furniture and fixtures	72,849	4,363
Computer equipment under capital lease obligations	219,959	122,268

	989,028	203,885
Less accumulated depreciation and amortization	(185,825)	(41,732)

	$803,203	$162,153

Depreciation expense for the Company’s furniture and equipment totaled $156,839, $38,595 and $3,137 for the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) through December 31, 2004, respectively, of which $48,290, $23,582 and $1,949 related to equipment under capital lease obligations, respectively. Accumulated depreciation of equipment under capital lease was $73,821 and $25,531 at December 31, 2006 and 2005, respectively.

5. ROYALTY ADVANCES

The Company has the exclusive right to distribute certain music and video content in certain geographic areas pursuant to long-term agreements with the content owners. These distribution agreements have initial terms ranging from five to ten years and, in certain cases, grant the Company the right to extend the agreement for an additional term. Pursuant to these long-term agreements, the Company typically pays advance royalties that are to be recouped from the content owners’ share of future revenue which range from 25% to 57% of gross or net receipts, as defined in the agreements.

Royalty advances comprise the following at:

	December 31,
	2006	2005
Total royalty advances	$6,657,938	$882,168
Less cumulative recoupment of royalty advances	(1,101,156)	(99,730)

	5,556,782	782,438
Current portion of royalty advances	(1,326,379)	(292,438)

	$4,230,403	$490,000

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DIGITAL RIGHTS

The Company has acquired digital rights from record labels, artists and other owners of such rights to various catalogs of music and video content. In addition, in connection with the acquisitions during 2006 of certain assets of Rio Bravo Entertainment LLC and all of the ownership interests in DRA, the Company allocated $243,750 and $775,000, respectively, of the purchase price to the digital rights acquired. Digital rights comprise the following at:

	December 31,
	2006	2005
Digital rights	$3,405,605	$1,221,605
Less accumulated amortization	(372,366)	(25,558)

	$3,033.239	$1,196,047

Amortization expense was $346,808, $22,518 and $3,040 for the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004, respectively.

7. MASTER RECORDINGS

The Company has acquired master recordings, including all the rights (digital, physical and otherwise) to such recordings. Master recordings comprise the following at:

December 31, 2006
Master recordings	$1,853,101
Less accumulated amortization	(75,681)

$1,777,480

Amortization expense was $75,681 for the year ended December 31, 2006.

8. INCOME TAXES

Income taxes are comprised of the following:

	Years Ended December 31,		Period from February 26, 2004 (Inception) to December 31, 2004
	2006	2005
Current:
Federal	$—	$—	$—
State	800	800	800

Total current	800	800	800

Deferred:
Federal	(831,327)	(480,708)	(199,781)
State	(135,373)	(137,026)	(56,901)

Total deferred	(966,700)	(617,734)	(256,682)
Valuation allowance	966,700	617,734	256,682

Total deferred	—	—	—

Income taxes	$800	$800	$800

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reports certain expenses for tax purposes in different periods than they are recorded for financial reporting purposes. These timing differences give rise to deferred income tax assets and liabilities. Net deferred income tax assets totaling $2,093,912, $874,416 and $256,682 at December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004, respectively, have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization.

The temporary differences that give rise to deferred income tax assets and liabilities comprise the following at:

	December 31,
	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$1,847,433	$899,390
Share-based compensation	130,057	—
Depreciation and amortization	68,565	—
Accrued expenses	47,857	7,030

	2,093,912	906,420
Deferred income tax liabilities:
Depreciation and amortization	—	(32,004)

Net deferred income tax assets	2,093,912	874,416
Valuation allowance	(2,093,912)	(874,416)

Net deferred income tax assets	$—	$—

Beginning in 2006, the Company will file a consolidated federal tax return including all merged entities and acquired subsidiaries. At December 31, 2006, the Company has federal and state net operating loss carryforwards estimated to be approximately $4,680,000 and $4,390,000, respectively, available to reduce future taxable income. Such amounts include the net operating loss carryforwards generated by the Company as well as those generated by DMI between its inception in 2004 and its merger with the Company in 2006. Included in the Company’s valuation allowance as of December 31, 2006 and 2005, are tax benefits of $270,000 and $17,000, respectively, attributable to the exercise of DMI stock options and warrants, which will be recorded directly to additional paid in capital, when the Company utilizes its net operating loss carryforwards. If not utilized prior to such dates, the federal net operating loss carryforwards begin to expire in 2024 and the state net operating loss carryforwards begin to expire in 2014. In addition to potential expiration, there are other factors that could limit the Company’s ability to use these federal and state tax loss carryforwards. Under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, use of prior net operating loss carryforwards can be limited after an ownership change. The Company’s ability to fully utilize DMI’s net operating loss carryforward will be subject to limitation under Section 382 as a result of its merger with the Company and other transactions, and may be subject to further limitations as a result of future sales of securities, if any. Accordingly, it is not certain how much of the existing net operating loss carryforwards will be available for use by the Company. If the Company generates taxable income in the future the use of net operating loss carryforwards that have not expired would have the effect of reducing the Company’s tax liability and increasing after-tax net income.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes reported in the Consolidated Statements of Operations differ from the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes as follows:

	Years ended December 31,		Period from February 26, 2004 (Inception) to December 31, 2004
	2006	2005
Federal income tax benefit at statutory rate	$(891,628)	$(529,317)	$(218,891)
State income tax benefit, net of federal effect	(134,845)	(90,295)	(37,562)
Change in valuation allowance	966,700	617,734	256,682
Other, net	60,573	2,678	571

	$800	$800	$800

9. LEASES

Operating Leases

The Company leases its office facilities under non-cancelable operating leases for periods ranging from three to four years. The Company’s total rent expense for the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004 was $203,485, $68,842 and $8,360, respectively.

As of December 31, 2006, future minimum payments under these leases, by calendar year, are as follows:

2007	$290,724
2008	299,080
2009	191,710
2010	60,780

$842,294

Capital Leases

The Company leases certain of its technology and office equipment under capital leases with interest rates ranging from 11% to 15% per annum. Future minimum lease payments for assets under capital lease obligations at December 31, 2006 are as follows:

Year:	2007	$54,409
	2008	10,667

		65,076
Less amount representing interest		(5,245)

Total capital lease obligations		59,831
Less current portion		(50,496)

Long-term capital lease obligations		$9,335

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Industry Conditions and Risks

The Company operates in a new and rapidly changing and evolving industry - the digital distribution of music and video content. The Company is still in the early stages of its development and management is attempting to position it as a leader and first-mover in this emerging industry. As such, there are numerous risks involved in the Company’s business, many of which are outside of management’s control, including potential changes in consumer tastes and preferences that could drive industry-wide changes in the pricing structure and terms that the Company receives from digital entertainment services and the formats and technology specifications under which it must deliver digital content for sale to consumers. The Company has incurred losses throughout its limited operating history and management’s plans to achieve profitability depend upon a number of factors, including certain minimum levels of consumer demand for the older “classic” music and television catalogs that comprise the majority of the content that the Company owns or distributes under long-term agreements as well as overall growth in consumer demand for digital music and video content.

Commitments for Content Acquisitions

At December 31, 2006, the Company is contractually obligated to pay up to $5,433,000 over the next twelve months in additional advance royalties, digital rights and master recordings purchase consideration. These payments are due under various digital rights agreements as music and video recordings and related metadata and artwork are received from the content owners for processing by the Company. In addition, the Company is obligated to pay a total of $360,000 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement.

Indemnification Agreements

In the ordinary course of business, the Company enters into contractual arrangements with digital entertainment services under which it agrees to provide indemnification of varying scope with respect to certain matters, including losses that might arise out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. Conversely, the Company is indemnified by content owners for losses that might arise out of any breach of their agreements to sell or provide music and video content to the Company for digital distribution or any intellectual property infringement claims arising from the recordings they have sold or provided to the Company for digital distribution. The terms of such indemnification provisions vary. Generally, a maximum obligation is not explicitly stated, so the overall maximum amount of these indemnification obligations cannot be reasonably estimated. To date, the Company has not incurred any material costs as a result of such indemnifications in favor of digital entertainment services and has not accrued any liabilities related to such obligations in the consolidated financial statements.

In addition, the Company has entered into standard indemnification agreements with its directors and certain officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has never received a notice of claim under these agreements and maintains director and officer liability insurance (subject to certain deductibles and maximum aggregate amounts) that covers third-party claims against the Company or against its directors and officers for their actions in such capacity.

Employment Agreements

The Company maintains employment agreements with its officers wherein duties and responsibilities and specific compensation arrangements are established for each officer. These agreements also include standard non-

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

competition and confidentiality covenants, require that the officer devote full-time to furthering the business of the Company, provide that technology and inventions created during the course of employment belong to the Company, and contain other customary provisions. Officers are entitled to certain severance compensation if terminated by the Company without “cause” (as defined in the agreements) or under other circumstances, and the Company recorded $189,000 in severance costs during 2006 in connection with the departure of two of its founding officers.

Legal Matters

The Company from time-to-time becomes involved in commercial and contractual disputes and disagreements arising in the ordinary course of business, which management typically seeks to resolve through direct negotiations with the principals or representatives of the party involved. As of December 31, 2006, the Company was not a party to any legal proceedings.

11. CAPITAL STOCK

Recapitalization

DMI has been designated the Company’s “acquiror” for financial reporting purposes. The historical shareholders’ equity of DMI has been restated for all periods prior to February 7, 2006 to give retroactive effect to its merger with the Company. DMI’s historical common stock and preferred stock transactions have been restated as if they were issuances of the Company’s common stock as of February 26, 2004 (Inception), pursuant to the merger agreement exchange ratios. The following table reconciles the restated February 26, 2004 equity balances to DMI’s historical equity activity:

	Restated Equity Issuances
	Common Stock		Additional Paid-in Capital	Subscriptions Receivable
Original Equity Issuances	Shares	Amount
Issuances of common stock in exchange for cash, services and digital rights and exercise of options and warrants for net proceeds of $57,963	709,365	$7,094	$50,869	$(54,763)
Issuance of series A convertible preferred stock for net proceeds of $1,695,496	641,442	6,415	1,689,081	(1,695,496)
Issuance of series B convertible preferred stock for cash and conversion of subordinated notes and accrued interest for net proceeds of $2,899,747	899,134	8,991	2,890,756	(2,899,747)

Total	2,249,941	$22,500	$4,630,706	$(4,650,006)

Founders’ shares in DMI, issued in exchange for services valued at $3,200, are included in common stock in the above table but not in subscriptions receivable, as they were issued at the inception date.

Common Stock

The Company completed its IPO on February 7, 2006 and issued 3,900,000 shares of its common stock. Concurrently, the Company also issued 25,000 shares to acquire certain assets of Rio Bravo Entertainment LLC and 2,249,941 shares to acquire all of the outstanding common and preferred stock of DMI. As a result of treating DMI as the accounting acquiror, the 2,425,000 shares of common stock of Digital Music Group, Inc. which were outstanding at the time of the IPO were treated as issued on February 7, 2006. On September 8, 2006, the Company issued 420,000 shares of its common stock in connection with its acquisition of the membership interests in DRA.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Grant

In March 2006, the Company issued to one of its senior executives a restricted stock grant of 15,000 shares of the Company’s common stock at a purchase price of $.01 per share, subject to a Company repurchase option at the original purchase price that lapsed with respect to 5,000 shares on September 22, 2006. The repurchase option lapses with respect to 5,000 shares each on March 22, 2007 and 2008, so long as the executive remains a service provider to the Company. The fair value of the restricted shares at the date they were issued is being charged to operating, general and administrative expenses over the vesting period, and the shares will be included as outstanding for purposes of calculating basic earnings per share as the restrictions lapse.

12. SHARE-BASED COMPENSATION

The Company’s accounting acquiror, DMI, had a 2004 Stock Plan under which it granted stock options to directors and key employees during 2004 and 2005. In addition, during this period, DMI also issued warrants to purchase shares of its common stock to certain consultants and its law firm. The unvested options and warrants became fully exercisable pursuant to their terms immediately prior to the Company’s merger with DMI on February 7, 2006. The options and warrants exercised in February 2006 generated net proceeds of $41,103 and $2,220, respectively, and the holders received shares of DMI and participated pro rata in the total merger consideration of 2,249,941 shares of the Company. Unexercised options and warrants were forfeited and the 2004 Stock Plan was terminated upon consummation of the merger.

The Company has an Amended and Restated 2005 Stock Plan (the “Plan”) under which 1,200,000 shares of its common stock have been reserved for issuance at December 31, 2006. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights and restricted stock to employees, directors and consultants. The Compensation Committee of the Company’s Board of Directors administers the Plan and has authority to make awards under the Plan and establish vesting and other terms, but cannot grant options at less than fair value on the date of grant nor reprice options previously granted. All options granted to employees since inception of the Plan have a four-year vesting period. Annual option grants to non-employee directors are automatic pursuant to a formula within the Plan which establishes the number and terms of such grants.

Stock option activity under the Company’s Plan is summarized as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—
Granted	390,000	$4.02 - $9.75
Forfeited	(23,500)	$4.13 - $9.32

Outstanding at December 31, 2006	366,500	$4.02 - $9.75	$8.28	7.6 Years	$44,650

Exercisable at December 31, 2006	63,000	$6.38 - $9.75	$9.59	9.2 Years	$—

The weighted average estimated grant-date fair value per share for the 390,000 options granted during the year ended December 31, 2006 was $1.71. The weighted average estimated grant-date fair value per share for the 23,500 unvested stock options forfeited during 2006 was $1.65.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	500,000	$—
Issued	15,000	$9.70
Vested	(371,666)	$0.13

Nonvested at December 31, 2006	143,334	$0.68

During the year ended December 31, 2006, 91,666 restricted shares became vested upon the resignation and termination of the employment of a former executive as required under the restricted stock agreement with such executive.

The Company recorded a non-cash charge of $326,495, $8,304 and $1,281 as a component of operating, general and administrative expenses related to share-based arrangements for the years ended December 31, 2006 and 2005 and for the period from February 26, 2004 (Inception) to December 31, 2004, respectively. The non-cash charge for the year ended December 31, 2006 included $38,384 associated with the accelerated vesting of the DMI stock options. As of December 31, 2006, the future pre-tax share-based compensation expense for stock option grants is $459,426 to be recognized in 2007 through 2010. Future pre-tax share-based compensation expense for restricted stock is $64,600 to be recognized in 2007 through 2008.

As of December 31, 2006, a total of 818,500 shares remained available for grant under the Company’s Plan. On the first day of each calendar year, the shares available under the Plan are increased by the lesser of (i) 400,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s Board of Directors. As a result, 1,218,500 shares were available for grant at January 1, 2007.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2006, or our “2007 Proxy Statement.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof.

(2) Financial Statement Schedule.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3) Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws	S-1	333-128687	3.4	February 1, 2006

4.1	Form of Registrant’s Common Stock Certificate	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant	10-Q	000-51761	10.33	November 14, 2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.7	February 1, 2006

10.7	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.8	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.11	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.12	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.13	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.	S-1	333-128687	10.14	February 1, 2006

10.14	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.	S-1	333-128687	10.15	February 1, 2006

10.15	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.	S-1	333-128687	10.16	February 1, 2006

10.16	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.	S-1	333-128687	10.17	February 1, 2006

10.17	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.	10-Q	000-51761	10.18	May 15, 2006

10.18	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.19	Employment Agreement dated September 26, 2005 with Cliff Haigler, Former Chief Financial Officer of Registrant.	S-1	333-128687	10.26	February 1, 2006

10.20	Management Incentive Bonus Plan for the Year Ended December 31, 2006	10-Q	000-51761	10.19	August 14, 2006

10.21	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris	10-Q	000-51761	10.20	August 14, 2006

10.22*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.23*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.24*	Digital Music Download Sales Agreement, effective as of April 2, 2007, between Apple Inc. and Registrant					X

10.25*	Digital Music Download Sales Agreement effective as of April 2, 2007 between iTunes S.à.r.l. and Registrant					X

10.26*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.27*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.28*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.29*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.30*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.31*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.32*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.33	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.34	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

23.1	Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/s/ Mitchell Koulouris
Mitchell Koulouris President and Chief Executive Officer

Date: March 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mitchell Koulouris and Karen Davis, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell Koulouris Mitchell Koulouris	President and Chief Executive Officer and Director (principal executive officer)	March 30, 2007

/s/ Karen Davis Karen Davis	Chief Financial Officer (principal financial and accounting officer)	March 30, 2007

/s/ Clayton Trier Clayton Trier	Chairman of the Board and Director	March 30, 2007

/s/ David Altschul David Altschul	Director	March 30, 2007

/s/ Roger Biscay Roger Biscay	Director	March 30, 2007

/s/ Peter Csathy Peter Csathy	Director	March 30, 2007

/s/ Terry Hatchett Terry Hatchett	Director	March 30, 2007

/s/ John Kilcullen John Kilcullen	Director	March 30, 2007

/s/ Tuhin Roy Tuhin Roy	Chief Strategy Officer and Director	March 30, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws	S-1	333-128687	3.4	February 1, 2006

4.1	Form of Registrant’s Common Stock Certificate	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant	10-Q	000-51761	10.33	November 14, 2006

10.6	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.7	February 1, 2006

10.7	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.8	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.10	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.11	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.12	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.13	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant.	S-1	333-128687	10.14	February 1, 2006

10.14	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant.	S-1	333-128687	10.15	February 1, 2006

10.15	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.	S-1	333-128687	10.16	February 1, 2006

10.16	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.	S-1	333-128687	10.17	February 1, 2006

10.17	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant.	10-Q	000-51761	10.18	May 15, 2006

10.18	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.19	Employment Agreement dated September 26, 2005 with Cliff Haigler, Former Chief Financial Officer of Registrant.	S-1	333-128687	10.26	February 1, 2006

10.20	Management Incentive Bonus Plan for the Year Ended December 31, 2006	10-Q	000-51761	10.19	August 14, 2006

10.21	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris	10-Q	000-51761	10.20	August 14, 2006

10.22*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.23*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.24*	Digital Music Download Sales Agreement, effective as of April 2, 2007, between Apple Inc. and Registrant					X

10.25*	Digital Music Download Sales Agreement effective as of April 2, 2007 between iTunes S.à.r.l. and Registrant					X

10.26*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.27*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.28*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.29*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.30*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.31*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.32*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.33	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.34	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

23.1	Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.