Form 10-Q
period 2007-03-31
Digital Music Group, Inc.
filed 2007-05-14
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, the registrant had 9,064,941 shares of Common Stock outstanding.

DIGITAL MUSIC GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$17,486,951	$20,505,674
Accounts receivable	1,651,286	1,687,492
Current portion of advance royalties	1,938,988	1,326,379
Prepaid expenses and other current assets	640,424	492,799

Total current assets	21,717,649	24,012,344
Furniture and equipment, net	952,536	803,203
Digital rights, net	3,627,629	3,033,239
Master recordings, net	1,842,398	1,777,480
Royalty advances, less current portion	5,839,143	4,230,403
Goodwill	4,428,845	4,429,782
Other assets	40,782	39,289

Total assets	$38,448,982	$38,325,740

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,642	$204,468
Accrued liabilities	306,733	496,833
Royalties payable	2,966,045	1,952,342
Accrued compensation and benefits	181,807	115,817
Current portion of capital lease obligations	44,370	50,496

Total current liabilities	3,603,597	2,819,956
Capital lease obligations, less current portion	3,636	9,335
Other long-term liabilities	91,039	92,461

Total liabilities	3,698,272	2,921,752

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized: 9,034,941 shares issued and outstanding at March 31, 2007 and December 31, 2006	90,350	90,350
Additional paid-in capital	40,221,354	40,138,284
Accumulated deficit	(5,560,994)	(4,824,646)

Total stockholders’ equity	34,750,710	35,403,988

Total liabilities and stockholders’ equity	$38,448,982	$38,325,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenue	$3,392,547	$720,648
Cost of revenue:
Royalties and payments to content owners	2,450,838	348,526
Amortization of digital rights and master recordings	178,517	52,035

Gross profit	763,192	320,087
Operating, general and administrative expenses	1,725,081	950,664

Loss from operations	(961,889)	(630,577)
Interest income	239,609	219,620
Interest expense	(1,777)	(2,986)
Other income (expense), net	(11,491)	—

Loss before income taxes	(735,548)	(413,943)
Income taxes	(800)	—

Net loss	(736,348)	(413,943)

Net loss per common share—basic and diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding—basic and diluted	9,025,497	5,918,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(736,348)	$(413,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	82,611	17,886
Amortization of digital rights and master recordings	178,517	52,035
Recoupment of royalty advances	282,370	68,956
Share-based compensation related to stock options, warrants and restricted shares issued	83,070	80,734
Changes in operating assets and liabilities:
Accounts receivable	36,206	(272,310)
Prepaid expenses and other current assets	(147,625)	(471,770)
Accounts payable	(99,826)	181,486
Accrued liabilities	(190,100)	(103,823)
Royalties payable	1,013,703	208,421
Accrued compensation and benefits	65,990	(9,502)

Net cash provided by (used in) operating activities	568,568	(661,830)

Cash flows from investing activities:
Purchases of furniture and equipment	(231,944)	(73,505)
Purchases of digital rights and master recordings	(837,825)	—
Payments of advance royalties	(2,503,719)	(260,000)
Change in other assets and long-term liabilities, net	(1,978)	(17,136)

Net cash used in investing activities	(3,575,466)	(350,641)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	—	33,240,968
Proceeds from the exercise of Digital Musicworks International, Inc. options and warrants prior to recapitalization	—	43,423
Proceeds from the issuance of restricted stock	—	150
Payments on capital lease obligations	(11,825)	(24,887)

Net cash (used in) provided by financing activities	(11,825)	33,259,654

Net (decrease) increase in cash and cash equivalents	(3,018,723)	32,247,183
Cash and cash equivalents, beginning of period	20,505,674	468,490

Cash and cash equivalents, end of period	$17,486,951	$32,715,673

Supplemental cash flow information:
Interest paid	$1,777	$2,986

Supplemental disclosure of non-cash investing and financing transactions:
Purchase of furniture and equipment under capital lease obligations	$—	$77,791

Issuance of warrant to underwriters	$—	$620,529

Reduction in contract for digital rights	$—	$(115,320)

Merger between Digital Music Group, Inc. and Digital Musicworks International, Inc.	$—	$73,305

Purchase of certain assets of Rio Bravo Entertainment LLC through the issuance of common stock	$—	$243,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION

Digital Music Group, Inc. (the “Company”) was incorporated in Delaware on April 11, 2005 for the purpose of pursuing digital music opportunities. In February 2006, the Company completed its initial public offering (the “IPO”). Concurrent with the closing of the IPO, the Company acquired all of the outstanding common stock of Digital Musicworks International, Inc., a California corporation (“DMI”), and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby (“Rio Bravo”). The financial statements for Digital Music Group, Inc. prior to February 7, 2006 are the financial statements of DMI, which has been designated the Company’s “acquiror” for accounting purposes. The historical shareholders’ equity of DMI has been restated for all periods prior to February 7, 2006 to give retroactive effect to the acquisition by the Company. The results of operations of the Rio Bravo assets and of the Company are included in the financial statements beginning on February 7, 2006.

On September 8, 2006, the Company entered into an Agreement and Plan of Merger with Digital Rights Agency, LLC, a California limited liability company (“DRA”), and DRA became a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Also on February 7, 2006, the Company concurrently acquired DMI and certain assets of Rio Bravo in exchange for 2,249,941 and 25,000 shares, respectively, of the Company’s common stock. DMI. has been deemed the acquiror for financial reporting purposes. The Company had net liabilities and a stockholders’ deficit of $73,305 on the date of its acquisition of DMI. The purchase price of the Rio Bravo assets on February 7, 2006 totaled $243,750, which has been allocated to digital rights. Such rights are being amortized over 24 months, the estimated remaining life of the assets.

On September 8, 2006, the Company acquired all of the ownership interests in DRA in exchange for $3,200,000 in cash, 420,000 shares of Company common stock and a warrant issued to the former Managing Director of DRA to purchase 150,000 shares of the Company’s common stock at an exercise price of $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 as determined in accordance with Statement of Financial Accounting Standards No. 123R, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.7%, and an expected term to exercise of 4.75 years. The fair value of the warrant was recorded as acquisition consideration. The warrant is exercisable in various installments beginning in September 2007, is fully exercisable by September 2009, and expires in September 2013. The shares and warrant were issued in a private placement under federal and state securities law and are subject to restrictions on resale thereunder, and a substantial majority of the shares are subject to contractual restrictions on resale, short selling and other forms of hedging for varying terms ranging from one to two years from the acquisition date.

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

$7,097,283

The total purchase price was allocated to DRA’s assets and liabilities based on their estimated fair values as of the acquisition date. A summary of the preliminary purchase price allocation, which is subject to finalization, is as follows:

Cash	$430,646
Accounts receivable	947,312
Other current assets	399,680
Furniture and equipment	115,800
Digital rights	775,000
Goodwill	4,428,845

$7,097,283

The Company is obligated to pay up to $1,155,000 in cash and 87,000 shares of common stock in additional consideration if certain financial targets are achieved through December 31, 2007. Any additional consideration obligation will be recognized when deemed probable and will be allocated to goodwill.

The unaudited pro forma combined statements of operations for the three months ended March 31, 2006 presented below assume that the acquisitions of DMI, Rio Bravo and DRA were closed on January 1, 2006:

For the three months ended March 31, 2006
Revenue	$2,526,085
Cost of revenue	1,959,194

Gross profit	566,891
Operating, general and administrative expenses	1,223,995

Loss from operations	(657,104)
Interest income	221,775
Interest and other income (expense)	(7,526)

Loss before income taxes	(442,855)
Income taxes	—

Net loss	$(442,855)

Net loss per common share—basic and diluted	$(0.06)

Weighted average common shares outstanding—basic and diluted	7,373,299

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three months ended March 31, 2006 include the shares issued in connection with the acquisitions of DMI and Rio Bravo on February 7, 2006 and the shares issued in connection with the acquisition of DRA on September 8, 2006, as if these acquisitions had all occurred on January 1, 2006.

The adjustments used in the preparation of this unaudited pro forma combined statement of operations are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of the period, and are not necessarily representative of the Company’s results of operations for any future period since the companies were not under common management or control during the period presented.

3.	RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on the Company.

4.	ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes to these policies other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. See Note 9 below.

5.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity or remaining maturity from date of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company may invest its cash primarily in demand deposits with major financial institutions, in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, money market funds and highly liquid debt securities of corporations. The Company held approximately $9,000,000 and $6,500,000 in cash equivalents at March 31, 2007 and December 31, 2006, respectively.

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

6.	DIGITAL RIGHTS

Digital rights comprise the following at:

	March 31, 2007	December 31, 2006
Digital rights	$4,132,184	$3,405,605
Less accumulated amortization	(504,555)	(372,366)

	$3,627,629	$3,033,239

Amortization expense was $132,189 and $52,035 for the three months ended March 31, 2007 and 2006, respectively.

7.	MASTER RECORDINGS

Master recordings comprise the following at:

	March 31, 2007	December 31, 2006
Master recordings	$1,964,407	$1,853,161
Less accumulated amortization	(122,009)	(75,681)

	$1,842,398	$1,777,480

Amortization expense was $46,328 and $0 for the three months ended March 31, 2007 and 2006, respectively

8.	ROYALTY ADVANCES

Royalty advances comprise the following at:

	March 31, 2007	December 31, 2006
Total royalty advances	$9,161,657	$6,657,938
Less cumulative recoupment of royalty advances	(1,383,526)	(1,101,156)

	7,778,131	5,556,782
Current portion of royalty advances	(1,938,988)	(1,326,379)

	$5,839,143	$4,230,403

9.	INCOME TAXES

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. There was no impact on the Company’s consolidated financial statements as a result of the adoption of FIN 48.

The Company has incurred net losses since its inception and has fully offset the deferred income tax benefit of such losses by a valuation allowance due to the uncertainty of the ultimate realization of such tax benefits. The Company has substantial net operating losses available for carryforward to reduce future taxable income for federal and state income tax reporting purposes. The federal net operating loss carryforwards begin to expire in 2024 and the state net operating loss carryforwards begin to expire in 2014. In addition to potential expiration, there are other factors that could limit the Company’s ability to use these federal and state tax loss carryforwards. Under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, use of prior net operating loss carryforwards can be limited after an ownership change. The Company’s ability to fully utilize DMI’s net operating loss carryforward will be subject to limitation under Section 382 as a result of its merger with the Company and other transactions, and may be subject to further limitations as a result of future sales of securities, if any. Accordingly, it is not certain how much of the existing net operating loss carryforward will be available for use by the Company and the Company’s future tax benefits as of March 31, 2007 and 2006 have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization. If the Company generates taxable income in the future the use of net operating loss carryfowards that have not expired would have the effect of reducing the Company’s tax liability and increasing after-tax net income.

10.	CONCENTRATION OF CREDIT RISK

Accounts receivable from the Company’s largest digital entertainment service comprised approximately 47% and 85% of the Company’s consolidated accounts receivable at March 31, 2007 and 2006, respectively. Based on its previous cash collection experience and knowledge of the digital entertainment service, the Company does not believe there is significant collection risk associated with this account.

11.	COMMITMENTS AND CONTINGENCIES

At March 31, 2007, the Company is contractually obligated to pay up to $4.7 million over the next twelve months in additional advance royalties and digital rights and master recordings purchase consideration. These payments are due under various digital rights agreements as music and video recordings and related metadata and artwork are received from the content owners for processing by the Company. The Company is also obligated to pay a total of $360,000 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement. In addition, in connection with the acquisition of DRA, the Company is obligated to pay up to $1,155,000 in cash and to issue up to 87,000 shares of stock if certain financial targets are achieved through December 31, 2007.

12.	SHARE-BASED COMPENSATION

The Company recorded non-cash charges of $83,070 and $80,734 as a component of operating, general and administrative expense related to share-based arrangements for the three months ended March 31, 2007 and 2006, respectively. The share-based compensation charge for the three months ended March 31, 2006 included $38,834 associated with the accelerated vesting of DMI stock options due to the merger of DMI with the Company.

The Company has an Amended and Restated 2005 Stock Plan (the “Plan”) under which 1,219,500 shares of its common stock have been reserved for issuance at March 31, 2007. All options granted to employees since inception of the Plan have a four-year vesting period. Annual option grants to non-employee directors are automatic pursuant to a formula within the Plan which establishes the number and terms of such grants.

In accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation, the Company utilizes the Trinomial Lattice Model to measure the fair value of stock option grants. The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the Plan for the three months ended March 31, 2006. There were no stock options granted for the three months ended March 31, 2007.

Risk-free rate of return	4.64%
Expected volatility	35.0%
Expected life (in years)	5.3
Suboptimal exercise factor	2
Exit rate post-vesting	22.8%
Exit rate pre-vesting	19.0%

The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical trading data does not yet exist for the Company’s common stock. The Company estimates the forfeiture rate for stock-based awards based on historical data. The risk-free rate for stock options granted is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected option terms. It is further assumed that there are no dividend payments.

Stock option activity for the three months ended March 31, 2007 is summarized as follows:

	Number of Shares	Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	366,500	$4.02 -$ 9.75
Granted	—	—
Exercised	—	—
Forfeited	(1,000)	$4.13

Outstanding at March 31, 2007	365,500	$4.02 - $ 9.75	$8.28	7.30	$60,155

Exercisable at March 31, 2007	110,500	$6.38 - $ 9.75	$9.57	8.19	$—

The aggregate intrinsic value shown in the table above was calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 65,500 options that were in-the-money at March 31, 2007. The weighted average estimated grant-date fair value per share for the 1,000 unvested options forfeited during the three months ended March 31, 2007 was $0.80.

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	143,334	$0.68
Issued	—	—
Vested	(96,669)	$0.50

Nonvested at March 31, 2007	46,665	$1.04

During the three months ended March 31, 2007, 41,665 restricted shares became vested upon the resignation and termination of the employment of a former executive as required under the restricted stock agreement with such executive.

As of March 31, 2007, the future pre-tax share-based compensation expense for stock options grants is $396,544 to be recognized in the remainder of 2007 through 2011. Future pre-tax share-based compensation expense for restricted stock is $44,413 to be recognized in the remainder of 2007 through 2008.

In April 2007, the Compensation Committee of the Board of Directors, which administers the Plan, approved grants to 15 employees which comprised an aggregate of 30,000 shares of restricted common stock vesting over 18 months and 79,000 options vesting over four years to purchase the Company’s common stock at the fair market value as of the date of grant.

13.	NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2007 and 2006 of 9,025,497 and 5,918,855, respectively. As of March 31, 2007, common stock equivalents included outstanding stock options, warrants and non-vested restricted stock totaling 365,500, 423,000 and 5,000 shares, respectively, all of which were issued during 2006. Common stock equivalents have been excluded from the calculation of the weighted-average number of shares outstanding in all periods presented due to their antidilutive effect. Restricted stock vesting over two years which was issued to three executives in August 2005, of which 41,665 shares were non-vested at March 31, 2007, were nominal issuances and all such shares are included in basic and diluted weighted-average shares outstanding for the three months ended March 31, 2007 and 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered to be forward-looking statements within the meaning of federal securities law. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of Digital Music Group, Inc. (“DMGI”). These statements (often using words such as “believes”, “expects”, “likely”, “intends”, “estimates”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those projected by us. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. Actual results could differ materially from those anticipated in such forward-looking statements as a result of many reasons, including risks, uncertainties and factors which include, but are not limited to:

•	revenue and earnings expectations which are difficult to predict because of our limited operating history and emerging nature of the digital media industry;

•	our limited operating history in the acquisition, processing and sale of digital video content;

•	acceptance and adoption of the digital format by consumers and potential changes in consumers’ tastes and preferences in music and video, and the extent to which our content will appeal to consumers;

•	our ability to successfully identify, acquire for a commercially reasonable valuation, and process additional catalogs of music and video content;

•	competitive and economic conditions in our industry;

•	our ability to renew multi-year agreements for digital rights to music and video content as they expire;

•	our limited ability to influence the pricing models of digital entertainment services;

•	we may not have proper legal title to the digital rights associated with music and video content that we purchase or license, or others may claim to have such rights;

•	potentially long delays in receiving the master music and video recordings that we acquire rights to;

•	our dependence on digital entertainment services to review, process and make all of our digital offerings available on a comprehensive and timely basis for purchase by consumers;

•	music and video piracy;

•	availability, terms and use of capital to continue to grow our business;

•	our ability to successfully integrate acquisitions, including the acquisition of DRA;

•	our dependence on Apple iTunes Store for the majority of our revenue;

•	our ability to successfully enter into new sales channel relationships;

•	the differing interpretations of and potential ambiguities in U.S. copyright laws; and

•	maintaining adequate internal operating and financial controls over our business and financial reporting.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

Our Business

Digital Music Group, Inc. is a content owner and global leader in the digital distribution of independently owned music and video content, including music recordings and music, television, film and other video content. At March 31, 2007, we had approximately 341,000 individual music recordings and more than 4,000 hours of video content under management that we expect to make available for sale. We acquire or license the digital rights to music and video content from record labels, artists, television and film production companies, and other content owners. We digitally encode the content into multiple formats for distribution to digital entertainment services operating over the Internet and wireless, cable and mobile networks. Consumers can then listen, view and/or purchase the content for use on their personal computers, digital music and video players, and music and video-enabled mobile phones.

During the first quarter of 2007, we acquired digital rights to approximately 16,000 additional music recordings. Also during the quarter, we made a net reduction of 10,000 to the total number of music recordings under management due to 1) a reduction of 23,000 music recordings as a result of one content owner’s inability to deliver approximately 13,000 out of the 75,000 music recordings under contract, plus certain other adjustments related to the contract; and 2) a net increase of approximately 13,000 music recordings under management due to deliveries by content owners in excess of contracted amounts and other adjustments. Under our contract terms, we are not required to pay for the music recordings that are not delivered to us and typically are not required to pay additional consideration or make additional royalty advances for deliveries in excess of contracted amounts. As a result of these transactions, our total music recordings under management increased from approximately 335,000 at December 31, 2006 to approximately 341,000 at March 31, 2007. As of that date, we had approximately 243,000 music recordings available through digital entertainment services. In addition, approximately 49,000 music recordings had been processed and transmitted to one or more services where they were awaiting review and processing by the service before being made available to consumers, approximately 14,000 music recordings were in various stages of our digitization processes, and approximately 35,000 music recordings had not yet been delivered to us by the content owners. We are also a party to short-term distribution agreements (generally for two to three years) for additional recordings that we do not consider to be under management until we receive delivery. Also as of that date, we were in the early stages of processing and delivering our video content to digital entertainment services.

Our digital entertainment service partners make our content available to consumers through two primary business models – permanent copies of entire albums, individual recordings or ringtones on a pay-per-download basis, or broad access to a substantial quantity of content on a subscription basis. We receive revenue from the digital entertainment services based on the number of times our content is downloaded or streamed by consumers. For music recordings for which we are the owner of the digital rights or master recordings, we pay a royalty from our revenue to the artist and the publisher of the music recording. For each licensed or distributed music recording, we pay a negotiated portion of the revenue to the content owner and, if applicable under our contract with the content owner, we may also pay the royalty owed to the artist and/or the publisher of the music recording. For licensed video content, we pay a negotiated portion of the revenue to the content owner. Beginning in 2007, we are delivering portions of our video content to certain advertising-supported Internet sites which are currently in a test-marketing environment. Video content will be available on these sites without charge to consumers, and we will share in a percentage of the advertising revenue generated by these digital entertainment services based on the number of times our video content is viewed by consumers

Over the past three years, the recorded music industry has experienced increasing demand for the digital distribution of music in digital format, driven by the proliferation of personal music players and music-enabled mobile phones and the ability to offer large selections of music recordings available for consumption at any time. Like the music industry in 2003, we believe the television and film industries have recently begun a migration from sales and rental of content in physical formats such as digital video discs to digital distribution. However, only a relatively small percentage of known music and video content is currently available for purchase in digital format. We believe that many content owners have yet to make their content available in digital format because of the time, effort and cost involved. In addition, we believe many digital entertainment services are reluctant to enter into relationships with smaller content owners because of the administrative costs involved.

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

Our strategy is to fulfill the basic needs of each of our market participants in the rapidly growing and evolving digital media industry. We provide consumers with access to music and video content, music of which is not readily accessible in traditional brick-and-mortar retailers or otherwise available in digital format. In addition, we provide a means for content owners to make their content available to consumers at digital entertainment services with minimal effort on their behalf. Further, we reduce the burden for digital entertainment services of managing individual relationships with many smaller content owners.

Key Business Metrics

Since our inception through March 31, 2007, our revenue has been derived almost entirely from the sale or distribution of digital music content. Apple iTunes, the most popular digital music retailer accounted for approximately 70%, 77% and 87% of our revenue during the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, respectively. Our digital music revenue is derived from the following sources:

•

Permanent downloads. Our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, times the average number of times our music recordings are downloaded, multiplied by the download rate paid to us by each retailer. The download rates for our music recordings are driven primarily by popularity and demand for the recordings, the number and nature of the digital entertainment services through which we make the recordings available to consumers, and the territorial distribution rights we have. The amount we receive per download is negotiated in advance at the time we enter into an agreement with a digital music retailer. Under our agreements with Apple iTunes, we currently receive $0.70 per download for distribution in the United States and up to approximately $0.85 (at current translation rates) per download for distribution outside the United States. For permanent downloads sold through subscription-based services, we receive a percentage of each retailer’s total revenue based on the number of times our music recordings are downloaded as a percentage of each retailer’s total downloads. The overall average download rate paid to us by all digital music retailers was approximately $.58, $.64 and $.68 for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, respectively. Revenue from permanent downloads comprised approximately 82%, 87% and 97% of our total revenue for the same periods, respectively.

•

Subscription fees. Certain digital music retailers distribute our music recordings on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period. Following the termination of their subscription, consumers are not able to play our music recordings. Subscription-based revenue comprised approximately 7%, 6% and 2% of our total revenue for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, respectively.

•

Mobile services. With the acquisition of DRA in September 2006, we gained relationships with numerous mobile distribution services. Over 15% of DRA’s stand-alone revenue was derived from mobile services for the year ended December 31, 2006. On a consolidated basis, approximately 6% of our revenue for 2006 was derived from mobile services. During the three months ended March 31, 2007, approximately 10% of our revenue was derived from mobile services and we expect the sale of our music recordings through mobile services to become a more significant portion of our revenue in the future. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and ringtones. During the three months ended March 31, 2007, we received an average of $.76 per full-length download and $.82 per ringtone from our mobile service partners. Most mobile ringtone services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models.

•	Other. Our other revenue is comprised mainly from the licensing of physical distribution rights to our master recordings to third parties.

We believe, as the digital entertainment marketplace continues to mature and as we begin to realize meaningful revenue from our video content, the composition of our revenue will shift from being predominantly driven by permanent downloads of music content from digital music retailers to a more diversified revenue mix consisting of music and video downloads, subscription fees, mobile-sourced revenue and advertising revenue. Due to the disparate nature of these distribution models and the revenue and gross profit results they produce, we believe that appropriate key metrics to measure our results will continue to evolve.

Cost of revenue consists of:

•	royalties to artists and publishers;

•	revenue sharing payments based on long-term or short-term distribution agreements with content owners of music and video content;

•	amortization of costs to acquire master recordings or digital rights to music and video content; and

•	reserves or write-downs of capitalized digital rights, master recordings or royalty advances that may be deemed necessary from time-to-time.

        Our cost of revenue and corresponding gross profit is determined by the revenue earned on our music and video content and the manner in which we own or distribute the content. When we purchase or license the digital rights to recorded music or music videos we have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations for music recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music recordings are a statutory rate in the United States, which was $0.085 per music recording sold during 2005, which increased to $0.091 in January 2006. The royalties for music video recordings, or synchronization rights, are negotiated by contract with the artist or publisher and typically range between $0.10 and $0.15 per video download. When we acquire the master recordings or digital rights to music or music video content, we usually pay certain or all of these artist, publisher and synchronization royalties. We capitalize the acquisition costs, including the purchase price and direct ancillary costs, of our perpetual and long-term digital rights and our master recordings. We amortize these amounts over the shorter of seven years or the length of the contract for digital rights and ten years for master recordings, which we believe reasonably relates the amount of amortization to the revenue expected to be generated. When we have acquired our digital rights through long-term license agreements with music and video content owners, our cost of revenue typically includes a revenue sharing arrangement whereby the content owner receives 25% to 57% of the gross or net revenue, as defined, over the term of the agreement. As an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is amortized as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, which typically have terms of two to three years, we are not responsible for any artists, publisher or synchronization royalties and we generally make no upfront or fixed payments to the content owner at the time we enter into the agreement. The revenue sharing percentage retained by the content owner (generally 80% to 85% for music recordings and 70% for video recordings) is substantially higher than under long-term license agreements. Accordingly, higher gross profit margins are achieved from revenue generated from owned content and content controlled under perpetual and long-term license agreements and lower gross profit margins are achieved through short-term distribution agreements.

Operating, general and administrative expenses include all costs associated with processing music and video content and operating the business. These expenses increased substantially during 2006, primarily because of salary costs associated with additional personnel dedicated to business development, accounting and operations, cost incurred as a result of becoming a public-reporting company in February 2006, and from the addition of our DRA subsidiary on September 8, 2006. On a sequential quarter-over-quarter basis, our operating general and administrative expenses have leveled off and totaled $1,743,905 and $1,725,081 for the three months ended December 31, 2006 and March 31, 2007, respectively.

Seasonality

The early-stage nature of the entire digital distribution industry and our limited operating history have not allowed us to identify seasonality in our business, although we suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, just as this is the peak time for sales of music and video content in physical format. Based on our brief history, our music content that is represented by older, back-catalog and out-of-print recordings has not experienced the same degree of seasonality as our more contemporary content from current artists.

Significant Customer

Revenue from Apple iTunes accounted for approximately 70% and 89% of our revenue for the three months ended March 31, 2007 and 2006, respectively.

Critical Accounting Policies

There have been no significant changes in or additions to our critical accounting policies during the three months ended March 31, 2007, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of revenue, as well as certain additional revenue and operating data regarding our sources of revenue; music recordings available for sale and paid downloads data for the periods indicated. The data for the three months ended March 31, 2006 includes the results of operations for Digital Musicworks International, Inc., the “acquiror” for accounting purposes, for the period from January 1, 2006 through February 6, 2006, and the combined operations of Digital Musicworks International, Inc., certain assets of Rio Bravo Entertainment LLC, and Digital Music Group, Inc. for the period from February 7, 2006 through March 31, 2006.

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Revenue	$3,392,547	100.0%	$720,648	100.0%
Cost of revenue:
Royalties and payments to content owners	2,450,838	72.2%	348,526	48.4%
Amortization of digital rights and master recordings	178,517	5.3%	52,035	7.2%

Gross profit	763,192	22.5%	320,087	44.4%
Operating, general and administrative expenses	(1,725,081)	(50.80)%	(950,664)	(131.9)%
Interest, taxes and other expense, net	225,541	6.6%	216,634	30.1%

Net loss	$(736,348)	(21.7)%	$(413,943)	(57.4)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$2,794,174	82.4%	$693,923	96.3%
Mobile services	346,925	10.2%	—	—%
Subscriptions	236,218	7.0%	26,426	3.7%
Other	14,271	0.4%	299	—%

Total digital music revenue	3,391,588	100.0%	720,648	100.0%
Digital video and other revenue	959	—%	—	—

Total revenue	$3,392,547	100.0%	$720,648	100.0%

Digital music revenue from:
Owned and controlled music recordings	$1,003,980	29.6%	$587,414	81.5%
Music recordings under short-term distribution agreements	2,387,608	70.4%	133,234	18.5%

Total digital music revenue	3,391,588	100.0%	720,648	100.0%
Digital video and other revenue	959	—%	—	—

Total revenue	$3,392,547	100.0%	$720,648	100.0%

Average number of music recordings available for sale during the period	232,300		44,000
Number of music recordings available for sale at the end of the period	243,100		65,000
Number of paid downloads (1)	4,782,200		1,010,000

(1)	Does not include the number of times our music recordings were streamed or played on subscription-based digital music retailers or downloaded through mobile services.

Comparison of Three Months Ended March 31, 2007 to 2006

Revenue. Revenue increased to $3,392,547 for the three months ended March 31, 2007, from $720,648 for the three months ended March 31, 2006. Total paid downloads increased to 4,782,200 from 1,010,000 for the same periods, respectively. The increase in the number of paid downloads was driven by the increase in music recordings made available for sale, partially offset by a decline in the average monthly download rate to 6.9 times during the first three months of 2007 from 7.7 times during the first three months of 2006. The average number of music recordings available for sale was approximately 232,300 during the first three months of 2007 and 44,000 during the first three months of 2006. The increase in the average number of music recordings available reflects the increase in music recordings under contract which have been delivered to and processed by us and made available for sale by our digital entertainment service partners; the acquisition of DRA which added approximately 53,000 music recordings on September 8, 2006; and the acquisition on February 7, 2006 of certain assets of Rio Bravo, representing approximately 6,000 music recordings. We experienced a decline in our average monthly download rate in the first three months of 2007 compared to the first three months of 2006 because the majority of the music recordings added during 2006 were of a nature and mix of genres that were not as commercially popular or had less than worldwide distribution rights compared to the relatively small number of music recordings that were available for sale during the first three months of 2006. Partially offsetting these factors was the addition of the DRA music recordings which feature more titles by current recordings artists. DRA’s catalog downloaded at an average monthly rate of 15.8 times during the first three months of 2007. In addition, our revenue from subscription services and other sources such as physical rights licensing increased to $250,489 in the first three months of 2007, from $26,725 in the first three months of 2006. Revenue from mobile distribution was $0 in the first three months of 2006 and $346,925 in the first three months of 2007, primarily as a result of our acquisition of DRA. We commenced the digital distribution of our video content during the first three months of 2007 on a limited and, in several cases, test-marketing basis, and our revenue for the period from this source was $959.

Cost of revenue. Our royalties and payments to content owners increased to $2,450,838 for the three months ended March 31, 2007, compared to $348,526 for the three months ended March 31, 2006. The increase is related to the increase in revenue and the acquisition of DRA. During the first three months of 2007, our royalties and payments to content owners amounted to 72.2% of our total revenue, as compared to 48.4% of total revenue in the same period last year. During the first three months of 2006, 81.5% of our revenue was derived from music recordings owned by us or distributed under long-term agreements which typically carry revenue sharing rates of 25% to 50% paid to the content owner. The acquisition of DRA in September 2006 had a significant effect on our revenue mix and gross profit margins, as revenue derived from digital music distributed under short-term agreements increased to 70.4% of our total revenue in the first three months of 2007 as compared to 18.5% in the first three months of 2006. DRA’s short-term distribution agreements have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. In addition, the amortization of digital rights and master recordings increased to $178,517 in the first three months of 2007, compared to $52,035 in the first three months of 2006. We have used a portion of the net proceeds from our initial public offering in February 2006 to acquire additional digital rights and master recordings. As of March 31, 2007, we are amortizing digital rights and master recordings with a cost basis of approximately $6.1 million compared to approximately $1.4 million at March 31, 2006. As a result of these factors, gross profit increased to $763,192 in the first three months of 2007, as compared to $320,087 in the first three months of 2006, but gross profit margins decreased to 22.5% of total revenue in the first three months of 2007, compared to 44.4% in the first three months of 2006.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$790,484	45.8%	$442,565	46.6%
Professional fees	212,756	12.3%	185,783	19.5%
Corporate governance expenses	139,332	8.1%	90,546	9.5%
Share-based compensation	83,070	4.8%	80,734	8.5%
Depreciation and amortization	82,611	4.8%	18,419	1.9%
Rent	72,555	4.2%	47,500	5.0%
Travel expenses	72,028	4.2%	44,467	4.7%
Media and investor relations	59,183	3.4%	2,744	0.3%
Other	213,062	12.4%	37,906	4.0%

Total	$1,725,081	100.0%	$950,664	100.0%

Operating, general and administrative expenses increased to $1,725,081 for the three months ended March 31, 2007 from $950,664 for the three months ended March 31, 2006. Operating, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in (i) employees and the resulting payroll costs and share-based compensation attributable to the granting of stock options and restricted stock incentives, partially affect by $38,384 of share-based compensation recognized in the first three months of 2006 associated with the accelerated vesting of DMI stock options, (ii) professional fees, (iii) corporate governance expenses which include board fees, D&O insurance, stock transfer, printing and filing fees, (iv) media and investor relations, (v) travel-related expenses, (vi) office rent, and (vii) other expenses as we expanded our infrastructure to acquire rights to additional music and video recordings, to process an increasing number of music recordings, to develop competencies in digitally encoding video content, and to meet our obligations as a public company. Our operating, general and administrative expenses for the first three months of 2007 include the expenses of our DRA subsidiary which was acquired in September 2006.

Interest income and interest, taxes and other expense, net. Interest income was $239,609 in the three months ended March 31, 2007, compared to $219,620 for the three months ended March 31, 2006, due to the temporary investment of the net cash proceeds from our initial public offering. Our initial public offering closed on February 7, 2006 and we received net cash proceeds of $33.2 million.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2007

Our operating activities resulted in net cash flow of $568,568 during the three months ended March 31, 2007. The primary components of the reconciliation of net loss of $736,348 to net cash provided by operations included non-cash charges relating to the recoupment of royalty advances of $282,370, share-based compensation of $83,070, depreciation of furniture and equipment of $82,611 and the amortization of digital rights and master recordings of $178,517. In addition, changes in the components of working capital contributed net cash flow of $678,348, primarily due to an increase in royalties payable resulting from a minor change in the timing of certain royalty payments.

Our investing activities resulted in net cash outflows of $3,575,466 during the three months ended March 31, 2007, which was principally comprised of $231,944 for the purchase of furniture and equipment, $837,825 for the purchase of digital rights and master recordings, and $2,503,719 for cash advances to acquire digital license rights to music and video recordings.

Our financing activities during the three months ended March 31, 2007 resulted in a net use of cash of $11,825 for payments on capital lease obligations.

As of March 31, 2007, we had cash and cash equivalents of approximately $17.5 million and a working capital surplus of approximately $18.1 million. At March 31, 2007, we were contractually obligated to pay approximately $4.7 million in additional advance royalties and digital rights and master recordings purchase consideration, due under various digital rights agreements generally as music and video recordings and related metadata and artwork are received from the content owners for processing by us. We are also obligated to pay a total of $360,000 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement. In addition, in connection with the acquisition of DRA, we are obligated to pay up to $1,155,000 in cash and to issue up to 87,000 shares of stock if certain financial targets are achieved through December 31, 2007.

Our principal sources of liquidity are our cash and cash equivalents. We believe that our existing cash reserves will be sufficient to fund our operations, working capital requirements, capital expenditure requirements, contractual obligations and content acquisition objectives during 2007. However, we may seek to raise additional capital through a future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities

Off Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing our revenue while controlling and limiting our expenses at current levels. The factors we expect could have a significant impact our future results are discussed below.

•

Music industry conditions. The digital music industry is still evolving and subject to rapid change. The previously strong quarter-over-quarter growth in digital music sales reported industry-wide has slowed recently, which is natural as an industry matures and the base on which percentage growth is measured becomes larger. There was an industry-wide decline in sales of physical product (pre-recorded music CDs) experienced during the first three months of 2007 which was larger than the increase in digital music sales for the same period. The early-stage nature of the digital transition presently occurring in the music industry and our limited operating history have not allowed us to definitively identify specific consumer trends or factors in our business that may affect the timing and extent of digital downloading as a replacement for purchases of music CDs and the resulting impact on our revenue.

Because of the lengthy interval between the time we acquire digital rights or enter into license or distribution agreements for music recordings and the time that such recordings are received, processed, delivered to digital entertainment services and ultimately processed and approved for sale by the services, only a relatively small amount of the music content we have acquired since the IPO was available for sale at March 31, 2007. The vast majority of the music recordings we currently have for sale are from catalogs we had under management as of the date of our initial public offering in February 2006. We are working to reduce the time it takes to get our recordings to market and to deliver more of our music recordings to other digital music retailers and especially to mobile distribution services in order to improve our download rates and revenue per music recording.

We have observed a recent increase in the competitive environment for the acquisition of digital rights to music recordings owned by active independent record labels. In particular, subsidiaries of the four major record label groups which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. Recently, we were notified by three independent record labels digitally distributing their music through our DRA subsidiary that they intend to shift distribution of their catalogs from us to a subsidiary of a major record label. While we do not expect the decrease in revenue and gross profit from these three labels to be material, we may experience a higher rate of non-renewal than we have in the past for our short-term digital distribution agreements and our ability to enter into new distribution agreements with independent record labels may be adversely impacted if major record labels and other physical distributors use their ability to offer reduced physical distribution fees and other bundled benefits to gain the digital distribution rights from independent labels.

Apple iTunes and EMI Music recently announced an agreement to sell a broad selection of EMI music recordings without digital rights management, or “DRM”. Such recordings would be made available in a higher quality format and at a higher price to the consumer than music recordings currently offered on Apple iTunes. During the second quarter of 2007, we expect Apple iTunes will make this distribution option available to us and we will likely make certain of our content available without DRM. We believe that the availability of non-DRM music downloads may lead to accelerated growth in the digital music industry.

•

Revenue from video content. As of March 31, 2007, we had more than 4,000 hours of music, television and film video content under contract which we have recently begun to process and deliver to various digital entertainment services. The distribution of video is in the early stages of a transition from sale and rentals in physical formats (DVDs) to digital distribution, which is relatively new and evolving quickly. We continue to experience strong interest in our video content and are working closely with our digital entertainment service partners to deliver the content they are requesting in their required formats. Many of our video distribution partners are experiencing backlogs in processing the content received from distributors like us and are still in the process of finalizing their pricing models and technical specifications. Certain of these video distribution partners are also using our content, among others, to conduct test marketing of advertising-supported models. Because of these factors, we do not expect to realize any meaningful revenue from our video content until the second half of 2007.

•

Business development. As of March 31, 2007, we had cash and cash equivalents of $17.5 million, the majority of which is earmarked for content acquisitions, including approximately $4.7 million we are contractually obligated to pay over the next twelve months under content acquisitions and long-term license arrangements and up to approximately $1.1 million we are obligated to pay in the first quarter of 2008 as additional DRA purchase consideration if certain financial targets are met. Negotiating and consummating digital rights agreements for entertainment content is a complex and time consuming process, and we cannot predict how quickly we will be able to deploy our capital and add to the music and video content we have available to consumers. We are seeking to acquire additional digital rights and to enter into additional long-term license agreements for both music and video content. We also are seeking to enter into additional short-term distribution agreements for both music and video content as they provide a method for achieving revenue growth without investing our capital in the form of cash royalty advances or purchase price. However, depending on competitive market conditions, we may offer cash advances to certain substantial content owners under existing short-term distribution agreements as an inducement to extend their agreements with us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We receive payments from digital entertainment services in U.S. dollars for all sales to consumers in the United States. For those digital entertainment services which sell our music and video content to consumers in foreign countries, the monthly or quarterly sales and payments to us are based on local currency, which we convert to U.S. dollars at the market-based foreign exchange rate at time of receipt. For the three months ended March 31, 2007, approximately 18% of our revenue was derived on this basis from consumers outside of the U.S. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenues. Our foreign currency net loss for the three months ended March 31, 2007 was $11,491.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable, royalties payable and long-term obligations. Based on our investment policy, we may invest our cash primarily in a variety of financial instruments, consisting principally of investments in highly-rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations. We consider investments in highly liquid instruments purchased with an original maturity or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our cash and cash equivalents of approximately $17.5 million at March 31, 2007, a one percent per annum change in interest rates could cause a change in our interest income of approximately $175,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time our Company becomes involved in commercial and contractual disputes and disagreements arising in the ordinary course of business, which we typically seek to resolve through direct negotiations with the principals or representatives of the party involved. We are currently not a party to any legal proceedings.

Item 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business as previously disclosed in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. Digital Music Group, Inc. was formed in April 2005 and had no revenue producing operations until February 2006. We have experienced net losses of approximately $5.6 million from inception through March 31, 2007, and we have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

The approach we have taken to date in acquiring, processing and marketing music content may not work as well for video content. The distribution of digital video content through digital entertainment services is a relatively new extension of the digital entertainment marketplace. During the second half of 2006, we entered into our first long-term agreements to digitally distribute video content. Because this is a new area of the market for us and the industry, we may not be able to determine the proper valuation for the acquisition or licensing of digital rights to video content. We are substantially dependent on digital entertainment services for the distribution of our video content and we currently have only a limited number of such distribution agreements in place. If we are unable to enter into additional video distribution agreements on commercially favorable terms, this could limit our revenue. Additionally, our agreements with certain digital entertainment services are based on sharing advertising revenue associated with the video content we make available through such partners. Advertising-supported revenue models associated with the distribution of video content are evolving, with many of our partners still in the test-marketing phase of developing their video distribution services. There can be no assurances as to the potential revenue that we may receive under these models. In addition, our success in digitally distributing video content depends on the market demand for digital video recordings and our ability to acquire and offer for purchase or advertising-supported viewing, video content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our digital video content. In addition, digital video distribution is in its infancy and technical requirements are evolving. The process for digitally encoding video content and packaging it for delivery to meet the technical requirements of our digital entertainment service partners is more complex and time consuming than processing music content. The technical requirements continue to evolve and we may encounter unexpected difficulties in adapting our processes or in meeting the technical requirements of the digital entertainment services as they continue to be refined. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet evolving technical requirements. Any delay in processing and delivering video content to the digital entertainment services may cause delays in expected revenue growth and any significant changes to our current processing requirements could increase our costs and delay or impede our ability achieve a profit from the distribution of our video content. Additionally, based on our experience to-date, a number of our digital entertainment services providers have initially limited the amount and type of video content they will accept from us based on their capacity constraints and/or content selection criteria. If digital entertainment services continue to limit the types or amount of video content they will accept from us and we are unable to exploit all of the video content we have under contract, our revenue potential could be significantly reduced and we may have to record write-downs of certain royalty advances made to secure long-term video distribution agreements.

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

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire additional music and video content, which may limit the amount of available music and video content for sale or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Recently, subsidiaries of the four major record labels, which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. These companies have the ability to offer the consolidation of both physical and digital distribution through a major record label, while we are focused only on the digital distribution of music and video content. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

We have entered into multi-year agreements for digital rights to music and video content and if we are unable to renew these agreements on commercially favorable terms once they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video content once they expire. As of March 31, 2007, approximately 33% of our music content was distributed under short-distribution agreements that expire in one to three years depending on certain factors. We are aware that our competitors have solicited a number of the record labels we have under short-term distribution agreements, just as we have solicited certain of their record label clients in this highly competitive market. While we do not expect any material decrease in revenue and gross profit from these activities, if our competition becomes increasingly aggressive or our level of service provided to our record label clients is not superior to our competition, we may experience a higher rate of non-renewal than we have in the past for our short-term digital distribution agreements. If any of our competitors offer better terms, it could cause us to spend more money or grant better terms, or both, to renew the digital rights we currently hold. If we are unable to renew the non-perpetual rights to our music and video content on commercially favorable terms, our revenue could materially decrease.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the digital music retailers based, to a large extent, on the price they charge to consumers. Currently, the largest digital music retailer, Apple iTunes, charges consumers $0.99 per music recording downloaded in the United States and at comparable rates in local currency for consumers outside the United States. We have limited ability to influence the pricing models of the digital entertainment services. While the major record labels were unsuccessful in their recent attempt to change the pricing structure, there is no assurance that they will not attempt to change the pricing structure in the future or that the digital music retailers will not initiate such a change that could result in lower pricing or tiered pricing that could reduce the amount of revenue we receive. In addition, the popularity of digital music retailers that offer digital music through subscription and other pricing models is increasing. For example, eMusic, a subscription-based music service is now the second largest digital music retailer in the world. The revenue we earn per individual music recording is generally less under these models than what we receive from Apple iTunes, although we expect it will increase as more subscribers are added. Additionally, digital music services at present generally accept all the music content that we and other distributors deliver to them. However, if the digital music services in the future decide to limit the types or amount of music recordings they will accept from content owners and distributors like us, or limit the number of music recordings they will post for sale, or change their current stocking plans, for instance by removing music recordings that do not meet minimum sales thresholds or other criteria, our revenue could be significantly reduced.

Other parties may have digital rights, or claim to have such rights, to our music content, which may result in duplicates of the music recordings we sell to be available for purchase at the digital music services and cause a reduction in our revenue.

We generally acquire all of the digital rights that the owner of music content has available to grant; however, the holders of such rights may not possess exclusive rights to those music recordings. We are unable to determine the number of additional holders of rights to our music recordings. Aside from copyright law, the rights to music recordings are contractual in nature. There is no central registry that evidences the chain of title to the rights of music recordings other than copyright registration, which is voluntary. Given the age of many of the music recordings we have or may acquire, there is often a lack of documentation to evidence the chain of title of rights we acquire. In addition, there is a common practice in the music industry of licensing rights in various formats or in certain compilations and to grant the same rights to different parties for the same or different geographic regions. Our content acquisition agreements contain representations, warranties and indemnities only with respect to the digital rights granted to us and not with respect to the rights held by other parties. More than one party may have the right to sell the same music recording we have acquired, and we may in the future acquire rights to multiple copies of the same music recording. In such instances, we become entitled to payment for download activity for both copies, to the extent they are both purchased by consumers at the digital music services. Additionally, we are aware of numerous instances where other parties have digital rights to the same music recordings to which we have digital rights. If copies of our music recordings are available at the digital music services from alternative sources, our revenue will be reduced to the extent these copies are purchased instead of ours.

We may not receive legal title to the digital rights of music content that we have paid to acquire, and any determination that we don’t hold such rights may subject us to damages for revenue received.

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

Implementation of our business plan and growth strategy depends on increasing the amount of music and video content we have available to consumers at digital entertainment services. Our purchase and long-term distribution agreements typically require the owners to deliver to us their music and video content under an agreement delivery timetable. Under our short-term distribution agreements, there are no delivery terms. Some of the content we acquire may be in older physical formats such as audio tape or vinyl records in the case of music recordings, or film, tape or other incompatible digital format in the case of video recordings, that require processing onto compact disc or digital video disc prior to being delivered to us. In addition, our agreements require that certain descriptive information required by the digital entertainment services for each music and video be delivered with the content, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has at times taken several months or longer after we have entered into an agreement before we have received delivery of the music and video content acquired. In addition, in some cases the quality of the music and videos and metadata initially delivered is not sufficient or the data is not complete and follow-up work and effort is required to receive proper and complete delivery, although even with such extra efforts there are no assurances such problems can be cured. Although we generally specify delivery dates and make cash payments by us conditional upon delivery, we do not control the timing for complete receipt of the music and video content we have acquired. In addition, in certain cases, content owners have over delivered and in others have been unable to deliver all of the content specified in our agreements. During the first quarter of 2007, we determined that one content owner that has granted us long-term distribution rights would be unable to deliver approximately 13,000 music recordings under contract and that an additional 10,000 music recordings previously delivered would not be able to be posted for sale due to various reasons. These factors reduced the contract from a total of 75,000 music recordings to approximately 52,000 music recordings that we expect to be able to make available for sale. We are typically not required to pay additional consideration for deliveries in excess of contract amounts and are not required to make cash payments for the content that was not delivered, or is defective or otherwise non-usable. However, our expected revenue growth rate is negatively impacted when we do not receive all the content we have contracted for. If there are long delays in the time it takes for the owners to deliver to us the music and video content in physical format or complete data format and the related complete descriptive information, it will delay our ability to begin the process of converting the content into the digital formats required by digital entertainment services. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music and video content available for purchase at the digital entertainment services will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim.

Any extended delay by digital entertainment services in processing and making our music and video content available to consumers causes a delay in our ability to earn revenue from such content.

Following receipt of music and video content from the owners, we convert them into the specific digital formats required by digital entertainment services. We then deliver the music and video content in digital format, together with their associated descriptive information and artwork, to the digital entertainment services to be made available to consumers in the specific territories where we have acquired the digital rights. The digital entertainment services must then review our music and video content, descriptive information and artwork to ensure that they are in the proper format for their store or service. The content is only made available to consumers once the digital retailer or service has completed its review, encrypted the content with the particular retailer’s digital rights management protection and other retailer or service-specific coding, and posted the digital files on the retailer’s or services’ computer servers. We are subject to the digital entertainment services’ internal processing timing and priorities. Our agreements with the digital entertainment services do not provide for a fixed processing time. Our experience has been that the review and posting process takes several weeks to several months. Any extended delay in making our music and video content available to consumers causes a delay in when we can begin to earn revenue and return on investment from our content.

Piracy is likely to continue to negatively impact our potential revenue.

Our revenue comes from the sale of our digital content over the Internet and wireless and cable and mobile networks, which is subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. Global piracy is a significant threat to the entertainment industry generally and to us. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales of music and video content and have put pressure on the price of legitimate sales.

We may need to raise additional capital to accomplish our objectives of acquiring additional digital rights to music and video content, and if we are unable to raise such money as needed our growth would be limited.

We may use our common stock in addition to our cash for the consideration for future acquisitions of digital rights to additional music and video content. If our common stock does not maintain a sufficient market value or content owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music and video content or their businesses or as consideration for licensed rights to their music and video content, we may be required to utilize more of our cash resources, if available. Although we currently anticipate that the proceeds from our February 2006 initial public offering of common stock will be sufficient to meet our cash needs for 2007, we may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music and video content could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

We are substantially dependent on a limited number of digital entertainment services, in particular Apple iTunes Store, for the sale of our content.

We derive our revenue from a small number of leading digital entertainment services that make our content available to consumers. We generally deliver our music and video content to these digital entertainment services in priority of their significance to us. For the three months ended March 31, 2007 and 2006, we received 70% and 89% of our revenue from Apple iTunes, respectively. Our agreements with Apple iTunes have terms of three years ending in April 2010 and DRA’s agreements with Apple iTunes expire in December 2008. If we are not able to continue to renew our relationships with Apple iTunes and other digital entertainment services that make our music and video content available to consumers on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of digital entertainment services, particularly Apple iTunes, which subjects us to substantial payment risk.

We rely on reports from digital entertainment services detailing download and other activity to determine our revenue, and such reports are typically provided to us within 30 to 45 days following the end of the reporting period. We receive payment at approximately the same time as we receive these detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain digital entertainment services that report quarterly). As of March 31, 2007, accounts receivable from Apple iTunes Store represented 47% of our total accounts receivable, compared to 85% of our total accounts receivable as of March 31, 2006. The concentration of our accounts receivable among a small number of digital entertainment services is likely to continue and we expect our accounts receivable to become larger as we grow. While we have never had a bad debt loss since inception, if any of these digital entertainment services are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss.

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

We depend on the continued services and performance of our key personnel. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. In the past year, three of our founding officers have left our Company. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and other skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

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

Our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the Internet and wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly but is still evolving, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the Internet and wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity and market acceptance, our business could be adversely affected. Much of our revenue is currently tied to the popularity of portable digital music players like the iPod by Apple Inc. and other digital music listening and video viewing devices. If the market penetration by these devices does not continue, the number of consumers purchasing digital music and video content may decrease or not grow, which could result in a reduction in our revenue.

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

We are in the process of documenting and evaluating our internal controls over financial reporting in order to allow management to report on such controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2007. Section 404 requires a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We are currently performing the systems and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with the management certification requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such conditions could adversely affect our results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Through March 31, 2007, we have used a portion of the $33.2 million in net cash proceeds from our initial public offering in February 2006, including $3,567,000 to acquire digital rights and master recordings; $7,910,000 to advance royalty payments for catalogs to be distributed under long-term license agreements; $853,000 for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system; and for general corporate purposes, including funding working capital requirements. We also used $2,769,000, net of cash received, in partial consideration for the acquisition of Digital Rights Agency, LLC in September 2006. We had approximately $17.5 million in cash and cash equivalents as of March 31, 2007 that is designated primarily for the acquisition of digital music and video content and for general corporate purposes.

Item 6.	EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Descriptions	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws.	S-1	333-128687	3.4	February 1, 2006

4.1	Form of Registrant’s Common Stock Certificate.	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan.	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.	10-Q	000-51761	10.33	November 14, 2006

10.6	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.7	February 1, 2006

10.7	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.8	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.11	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.12	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.13	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.14	February 1, 2006	X

10.14	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.15	February 1, 2006	X

10.15	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.	S-1	333-128687	10.16	February 1, 2006

10.16	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.	S-1	333-128687	10.17	February 1, 2006

10.17	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	10-Q	000-51761	10.18	May 15, 2006	X

10.18	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.19	Employment Agreement dated September 26, 2005 with Cliff Haigler, Former Chief Financial Officer of Registrant.	S-1	333-128687	10.26	February 1, 2006

10.20	Management Incentive Bonus Plan for the Year Ended December 31, 2006	10-Q	000-51761	10.19	August 14, 2006

10.21	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris	10-Q	000-51761	10.20	August 14, 2006

10.22*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.23*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.24*	Digital Music Download Sales Agreement effective as of April 2, 2007, between Apple Inc. and Registrant.	10-K	000-51761	10.24	March 30, 2007

10.25*	Digital Music Download Sales Agreement dated April 2, 2007 between iTunes S.a.r.l. and Registrant.	10-K	000-51761	10.25	March 30, 2007

10.26*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.27*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.28*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.29*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.30*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.31*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.32*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.33	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.34	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/s/ Karen B. Davis
Karen B. Davis
Chief Financial Officer

Date: May 14, 2007

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws.	S-1	333-128687	3.4	February 1, 2006

4.1	Form of Registrant’s Common Stock Certificate.	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan.	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.	10-Q	000-51761	10.33	November 14, 2006

10.6	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.7	February 1, 2006

10.7	Executive’s Restricted Stock Purchase Agreement dated August 26, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.8	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.11	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.12	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.13	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.14	February 1, 2006	X

10.14	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.15	February 1, 2006	X

10.15	Employment Agreement dated September 13, 2005 with Peter Koulouris, Vice President of Business Development of Registrant.	S-1	333-128687	10.16	February 1, 2006

10.16	Employment Agreement dated September 27, 2005 with Richard Rees, Vice President of Business Development of Registrant.	S-1	333-128687	10.17	February 1, 2006

10.17	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	10-Q	000-51761	10.18	May 15, 2006	X

10.18	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.19	Employment Agreement dated September 26, 2005 with Cliff Haigler, Former Chief Financial Officer of Registrant.	S-1	333-128687	10.26	February 1, 2006

10.20	Management Incentive Bonus Plan for the Year Ended December 31, 2006	10-Q	000-51761	10.19	August 14, 2006

10.21	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris	10-Q	000-51761	10.20	August 14, 2006

10.22*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.23*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.24*	Digital Music Download Sales Agreement effective as of April 2, 2007, between Apple Inc. and Registrant.	10-K	000-51761	10.24	March 30, 2007

10.25*	Digital Music Download Sales Agreement dated April 2, 2007 between iTunes S.a.r.l. and Registrant.	10-K	000-51761	10.25	March 30, 2007

10.26*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.27*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.28*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.29*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.30*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.31*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.32*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.33	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.34	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.