Form 10-Q
period 2007-06-30
Digital Music Group, Inc.
filed 2007-08-14
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, the registrant had 9,121,939 shares of Common Stock outstanding.

DIGITAL MUSIC GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,968,883	$20,505,674
Accounts receivable	1,835,638	1,687,492
Current portion of advance royalties	1,983,679	1,326,379
Prepaid expenses and other current assets	601,844	492,799

Total current assets	18,390,044	24,012,344
Furniture and equipment, net	1,020,541	803,203
Digital rights, net	3,546,393	3,033,239
Master recordings, net	2,122,843	1,777,480
Royalty advances, less current portion	7,205,769	4,230,403
Goodwill	5,355,944	4,429,782
Other assets	42,563	39,289

Total assets	$37,684,097	$38,325,740

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,957	$204,468
Accrued liabilities	1,127,536	496,833
Royalties payable	2,204,311	1,952,342
Accrued compensation and benefits	141,704	115,817
Current portion of capital lease obligations	34,090	50,496

Total current liabilities	3,607,598	2,819,956
Capital lease obligations, less current portion	1,719	9,335
Other long-term liabilities	89,285	92,461

Total liabilities	3,698,602	2,921,752

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized: 9,121,939 shares issued and outstanding at June 30, 2007 and 9,034,941 issued and outstanding at December 31, 2006	91,219	90,350
Additional paid-in capital	40,564,757	40,138,284
Accumulated deficit	(6,670,481)	(4,824,646)

Total stockholders’ equity	33,985,495	35,403,988

Total liabilities and stockholders’ equity	$37,684,097	$38,325,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$3,151,264	$839,539	$6,543,811	$1,560,187
Cost of revenue:
Royalties and payments to content owners	2,142,353	386,799	4,593,191	735,325
Amortization of digital rights and master recordings	215,934	82,813	394,451	134,848

Gross profit	792,977	369,927	1,556,169	690,014
Operating, general and administrative expenses	1,757,429	1,344,198	3,482,509	2,294,862
Merger-related expenses	328,844	—	328,844	—

Loss from operations	(1,293,296)	(974,271)	(2,255,184)	(1,604,848)
Interest income	201,907	388,386	441,516	608,006
Interest expense	(2,147)	(3,080)	(3,924)	(6,066)
Other expense	(15,952)	—	(27,443)	—

Loss before income taxes	(1,109,488)	(588,965)	(1,845,035)	(1,002,908)
Income taxes	—	(400)	(800)	(400)

Net loss	$(1,109,488)	$(589,365)	$(1,845,835)	$(1,003,308)

Net loss per common share—basic and diluted	$(0.12)	$(0.07)	$(0.20)	$(0.14)

Weighted average common shares outstanding—basic and diluted	9,036,205	8,599,941	9,030,880	7,266,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,845,835)	$(1,003,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	176,219	47,183
Amortization of digital rights and master recordings	394,451	134,848
Recoupment of royalty advances	590,033	249,393
Share-based compensation related to stock options, warrants and restricted shares issued	196,200	159,883
Loss on asset sales	10,856	—
Changes in operating assets and liabilities:
Accounts receivable	(148,146)	(58,331)
Prepaid expenses and other current assets	(109,045)	(396,124)
Accounts payable	(104,511)	276,377
Accrued liabilities	(74,305)	(170,495)
Royalties payable	251,969	246,951
Accrued compensation and benefits	25,887	27,562

Net cash used in operating activities	(636,227)	(486,061)

Cash flows from investing activities:
Purchases of furniture and equipment	(406,713)	(196,731)
Purchases of digital rights and master recordings	(1,252,968)	(1,812,127)
Payments of advance royalties	(4,222,699)	(1,070,813)
Proceeds from asset sales	2,300	—
Change in other assets and long-term liabilities, net	3,238	(27,068)

Net cash used in investing activities	(5,876,842)	(3,106,739)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	—	33,232,055
Proceeds from the exercise of Digital Musicworks International, Inc. options and warrants prior to recapitalization	—	43,873
Proceeds from issuance of restricted stock	300	150
Payments on capital lease obligations	(24,022)	(39,231)

Net cash (used in) provided by financing activities	(23,722)	33,236,847

Net (decrease) increase in cash and cash equivalents	(6,536,791)	29,644,047
Cash and cash equivalents, beginning of period	20,505,674	468,490

Cash and cash equivalents, end of period	$13,968,883	$30,112,537

Supplemental cash flow information:
Interest paid	$3,924	$6,066

Supplemental disclosure of non-cash investing and financing transactions:
Increase in goodwill resulting from issuance of earn-out consideration for DRA acquisition	$935,850	—

Issuance of warrant to underwriters	$—	$620,529

Purchase of certain assets of Rio Bravo Entertainment LLC through the issuance of common stock	$—	$243,750

Reduction in contract for digital rights	$—	$115,320

Purchase of furniture and equipment under capital lease obligations	$—	$77,791

Holdback for purchase of master recordings	$—	$75,000

Merger between Digital Music Group, Inc. and Digital Musicworks International, Inc.	$—	$73,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION

Digital Music Group, Inc. (“DMGI”) was incorporated in Delaware on April 11, 2005 for the purpose of pursuing digital music opportunities. In February 2006, DMGI completed its initial public offering (the “IPO”). Concurrent with the closing of the IPO, DMGI acquired all of the outstanding common stock of Digital Musicworks International, Inc., a California corporation (“DMI”), and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby (“Rio Bravo”). The financial statements for DMGI prior to February 7, 2006 are the financial statements of DMI, which has been designated DMGI’s “acquiror” for accounting purposes. The historical shareholders’ equity of DMI has been restated for all periods prior to February 7, 2006 to give retroactive effect to the acquisition by DMGI. The results of operations of the Rio Bravo assets and of DMGI are included in the financial statements beginning on February 7, 2006.

On September 8, 2006, DMGI entered into an Agreement and Plan of Merger with Digital Rights Agency, LLC, a California limited liability company (“DRA”), and DRA became a wholly-owned subsidiary of DMGI. The consolidated financial statements include the accounts of DMGI and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management of DMGI, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of DMGI included in DMGI’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation.

2.	ACQUISITIONS AND INITIAL PUBLIC OFFERING

On February 7, 2006, DMGI completed its initial public offering of common stock, selling 3,900,000 shares at $9.75 per share and generating net cash proceeds (after fees and expenses) of approximately $33,200,000. On the same date, in connection with the closing of the IPO, DMGI issued to the underwriters in the offering warrants to purchase an aggregate of 273,000 shares of DMGI’s common stock. Each of the warrants has an exercise price of $12.1875 per share, and is exercisable at any time from February 7, 2007 until February 6, 2011. The underwriters paid an aggregate of $100 for the warrants. The warrants had an estimated fair value at the date of issuance of $620,529 as determined in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.52%, and an expected term to exercise of 4.6 years. The fair value of the warrants was recorded as an offering cost. Accordingly, the total net proceeds from DMGI’s IPO were approximately $32,600,000.

Also on February 7, 2006, DMGI concurrently acquired DMI and certain assets of Rio Bravo in exchange for 2,249,941 and 25,000 shares, respectively, of DMGI’s common stock. DMI has been deemed the acquiror for financial reporting purposes. DMGI had net liabilities and a stockholders’ deficit of $73,305 on the date of its acquisition of DMI. The purchase price of the Rio Bravo assets on February 7, 2006 totaled $243,750, which has been allocated to digital rights. Such rights are being amortized over 24 months, the estimated remaining life of the assets.

On September 8, 2006, DMGI acquired all of the ownership interests in DRA in exchange for $3,200,000 in cash, 420,000 shares of DMGI common stock and a warrant issued to the former Managing Director of DRA to purchase 150,000 shares of DMGI’s common stock at an exercise price of $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 as determined in accordance with Statement of Financial Accounting Standards No. 123R, assuming a dividend yield of 0%, expected volatility of 35%, risk free rate of return of 4.7%, and an expected term to exercise of 4.75 years. The fair value of the warrant was recorded as acquisition consideration. The warrant is exercisable in various installments beginning in September 2007, is fully exercisable by September 2009, and expires in September 2013 or upon a change in control of DMGI. The shares and warrant were issued in a private placement under federal and state securities law and are subject to restrictions on resale thereunder, and a substantial majority of the shares are subject to contractual restrictions on resale, short selling and other forms of hedging for varying terms ranging from one to two years from the acquisition date.

The estimated purchase price of DRA consisted of the following:

Cash consideration	$3,905,008
Common stock issued (420,000 shares at $4.14 per share)	1,738,800
Common stock issued (57,000 shares at $4.04 per share)	230,842
Liabilities assumed	1,929,667
Acquisition costs	131,466
Estimated fair value of common stock warrant issued	97,350

$8,033,133

The total purchase price was allocated to DRA’s assets and liabilities based on their estimated fair values as of the acquisition date. A summary of the preliminary purchase price allocation, which is subject to finalization, is as follows:

Cash	$438,374
Accounts receivable	948,335
Other current assets	399,680
Furniture and equipment	115,800
Digital rights	775,000
Goodwill	5,355,944

$8,033,133

On June 21, 2007, DMGI entered into an amendment to the DRA acquisition agreement whereby it agreed to pay the former members of DRA $705,008 in cash and 56,998 shares of DMGI common stock in lieu of any payments that would otherwise become due under the earn-out provisions of the acquisition agreement, pursuant to which DMGI would have been obligated to pay up to $1,155,000 in cash and to issue up to 87,000 shares of DMGI common stock if certain financial targets were achieved through December 31, 2007. This amendment resulted in an increase in goodwill of $935,850, with the cash portion recorded as a liability at June 30, 2007 and paid in full in July 2007.

The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2006 presented below assume that the acquisitions of DMI, Rio Bravo and DRA were closed on January 1, 2006:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Revenue	$2,339,460	$4,865,545
Cost of revenue	1,773,533	3,732,727

Gross profit	565,927	1,132,818
Operating, general and administrative expenses	1,567,607	2,791,602

Loss from operations	(1,001,680)	(1,658,784)
Interest income	392,154	613,929
Interest and other income (expense)	(4,714)	(12,240)

Loss before income taxes	(614,240)	(1,057,095)
Income taxes	(400)	(400)

Net loss	$(614,640)	$(1,057,495)

Net loss per common share—basic and diluted	$(0.07)	$(0.13)

Weighted average common shares outstanding—basic and diluted	9,019,941	8,201,169

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three and six months ended June 30, 2006 include the shares issued in connection with the acquisitions of DMI and Rio Bravo on February 7, 2006 and the shares issued in connection with the acquisition of DRA on September 8, 2006, as if these acquisitions had all occurred on January 1, 2006.

The adjustments used in the preparation of this unaudited pro forma combined statement of operations are based on estimates, available information and certain assumptions, as they relate to DRA, which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what DMGI’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of the period, and are not necessarily representative of DMGI’s results of operations for any future period since the companies were not under common management or control during the period presented.

3.	RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on DMGI.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on DMGI.

4.	ACCOUNTING POLICIES

The accounting policies of DMGI are set forth in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes to these policies other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. See Note 9 below.

5.	CASH AND CASH EQUIVALENTS

DMGI considers all highly liquid investments with an original maturity or remaining maturity from date of purchase of three months or less to be cash equivalents. Based upon its investment policy, DMGI may invest its cash primarily in demand deposits with major financial institutions, in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, money market funds and highly liquid debt securities of corporations. DMGI held approximately $12,100,000 and $6,500,000 in cash equivalents at June 30, 2007 and December 31, 2006, respectively.

DMGI maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. DMGI has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions.

6.	DIGITAL RIGHTS

Digital rights comprise the following at:

	June 30, 2007	December 31, 2006
Digital rights	$4,218,355	$3,405,605
Less accumulated amortization	(671,962)	(372,366)

	$3,546,393	$3,033,239

Amortization expense was $167,407 and $72,361 for the three months ended June 30, 2007 and 2006, respectively, and was $299,596 and $124,396 for the six months ended June 30, 2007 and 2006, respectively.

7.	MASTER RECORDINGS

Master recordings comprise the following at:

	June 30, 2007	December 31, 2006
Master recordings	$2,293,379	$1,853,161
Less accumulated amortization	(170,536)	(75,681)

	$2,122,843	$1,777,480

Amortization expense was $48,527 and $10,452 for the three months ended June 30, 2007 and 2006, respectively, and was $94,855 and $10,452 for the six months ended June 30, 2007 and 2006, respectively.

8.	ROYALTY ADVANCES

Royalty advances comprise the following at:

	June 30, 2007	December 31, 2006
Total royalty advances	$10,880,637	$6,657,938
Less cumulative recoupment of royalty advances	(1,691,189)	(1,101,156)

	9,189,448	5,556,782
Current portion of royalty advances	(1,983,679)	(1,326,379)

	$7,205,769	$4,230,403

9.	INCOME TAXES

DMGI adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. There was no impact on DMGI’s consolidated financial statements as a result of the adoption of FIN 48.

DMGI has incurred net losses since its inception and has fully offset the deferred income tax benefit of such losses by a valuation allowance due to the uncertainty of the ultimate realization of such tax benefits. DMGI has substantial net operating losses available for carryforward to reduce future taxable income for federal and state income tax reporting purposes. The federal net operating loss carryforwards begin to expire in 2024 and the state net operating loss carryforwards begin to expire in 2014. In addition to potential expiration, there are other factors that could limit DMGI’s ability to use these federal and state tax loss carryforwards. Under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, use of prior net operating loss carryforwards can be limited after an ownership change. DMGI’s ability to fully utilize DMI’s net operating loss carryforward will be subject to limitation under Section 382 as a result of its merger with DMGI and other transactions, and may be subject to further limitations as a result of future sales of securities, if any. Accordingly, it is not certain how much of the existing net operating loss carryforward will be available for use by DMGI.

DMGI’s future tax benefits as of June 30, 2007 and 2006 have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization. If DMGI generates taxable income in the future, the use of net operating loss carryfowards that have not expired would have the effect of reducing DMGI’s tax liability and increasing after-tax net income.

10.	CONCENTRATION OF CREDIT RISK

Accounts receivable from DMGI’s largest digital entertainment service comprised approximately 40% and 51% of DMGI’s consolidated accounts receivable at June 30, 2007 and December 31, 2006, respectively. Based on its previous cash collection experience and knowledge of the digital entertainment service, DMGI does not believe there is significant collection risk associated with this account.

11.	COMMITMENTS AND CONTINGENCIES

At June 30, 2007, DMGI is contractually obligated to pay up to $3.4 million over the next twelve months in additional advance royalties and digital rights and master recordings purchase consideration. These payments are due under various digital rights agreements as music and video recordings and related metadata and artwork are received from the content owners for processing by DMGI. DMGI is also obligated to pay a total of $348,750 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement.

12.	SHARE-BASED COMPENSATION

DMGI recorded non-cash charges of $113,130 and $79,149 as a component of operating, general and administrative expense related to share-based arrangements for the three months ended June 30, 2007 and 2006, respectively, and $196,200 and $159,883 for the six months ended June 30, 2007 and 2006, respectively. The share-based compensation charge for the six months ended June 30, 2006 included $38,834 associated with the accelerated vesting of DMI stock options due to the merger of DMI with DMGI.

DMGI has an Amended and Restated 2005 Stock Plan (the “Plan”) under which 1,102,000 shares of its common stock have been reserved for issuance at June 30, 2007. All options granted to employees since inception of the Plan have a four-year vesting period. Annual option grants to non-employee directors are automatic pursuant to a formula within the Plan which establishes the number of shares and terms of such grants.

In accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation, DMGI utilizes the Trinomial Lattice Model to measure the fair value of stock option grants. The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the Plan for the six months ended June 30, 2007 and 2006:

	2007	2006
Risk-free rate of return	4.75%	4.66%
Expected volatility	50.0%	35.0%
Expected life (in years)	5.0	5.3
Suboptimal exercise factor	2	2
Exit rate post-vesting	19.9%	22.8%
Exit rate pre-vesting	15.9%	19.0%

DMGI calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical trading data does not yet exist for DMGI’s common stock. DMGI estimates the forfeiture rate for stock-based awards based on historical data. The risk-free rate for stock options granted is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected option terms. It is further assumed that there are no dividend payments.

Stock option activity for the six months ended June 30, 2007 is summarized as follows:

	Number of Shares	Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	366,500	$4.02 - $9.75
Granted	137,500	$4.02 - $4.99
Exercised	—	—
Forfeited	(51,000)	$4.13 - $9.66

Outstanding at June 30, 2007	453,000	$4.02 - $9.75	$7.45	7.33	$1,270

Exercisable at June 30, 2007	139,000	$6.38 - $9.75	$9.51	7.91	$—

The aggregate intrinsic value shown in the table above was calculated as the difference between the exercise price of the underlying awards and the quoted price of DMGI’s common stock for the 63,500 options that were in-the-money at June 30, 2007. The weighted average estimated grant-date fair value per share for the 1,354 vested and 49,646 unvested options forfeited during the six months ended June 30, 2007 was $1.17 per share.

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	143,334	$0.68
Issued	30,000	$4.98
Vested	(121,668)	$0.40

Nonvested at June 30, 2007	51,666	$3.83

Subsequent to June 30, 2007, 16,666 non-vested restricted shares became vested upon the resignation and termination of the employment of a former executive as required under the restricted stock agreement with such executive.

As of June 30, 2007, the future pre-tax share-based compensation expense for stock option grants is $540,919 to be recognized in the remainder of 2007 through 2011. Future pre-tax share-based compensation expense for restricted stock is $156,800 to be recognized in the remainder of 2007 through 2008. However, in the event of a change in control as described in Note 14 below, all of the unvested options will become fully vested in accordance with the terms of the Plan and all restrictions on restricted shares will lapse, and DMGI will recognize all of the future share-based compensation expense.

13.	NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding for the three months ended June 30, 2007 and 2006 of 9,036,205 and 8,599,941, respectively, and 9,030,880 and 7,266,804 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, common stock equivalents included outstanding stock options, warrants and non-vested restricted stock totaling 453,000, 423,000 and 35,000 shares, respectively. Common stock equivalents have been excluded from the calculation of the weighted-average number of shares outstanding in all periods presented due to their antidilutive effect. Restricted stock vesting over two years which was issued to three executives in August 2005 were nominal issuances and all such shares are included in basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2007 and 2006.

14.	SUBSEQUENT EVENT

On July 10, 2007, DMGI entered into a merger agreement with The Orchard Enterprises, Inc. (“Orchard”), a leading global digital distributor and marketer of music, under which Orchard will become a wholly-owned subsidiary of DMGI following the merger, and DMGI will change its name to The Orchard Inc. The combined company will be headquartered in New York, New York. The terms of the merger agreement obligate DMGI to issue in a private placement an aggregate of 9,064,941 shares of common stock of DMGI and 4,488,330 shares of a newly created series of preferred stock in exchange for all outstanding shares of common and preferred stock of Orchard and all outstanding derivative instruments to acquire shares of Orchard. Each share of DMGI preferred stock will be convertible into, and will have voting rights equivalent to, one share of DMGI’s common stock, with a liquidation preference of $5.57 per share.

Completion of the merger is subject to customary closing conditions, including, but not limited to, approval by DMGI’s and Orchard’s shareholders. DMGI is currently preparing a proxy statement that will be filed in preliminary form with the SEC. Once the proxy statement is finalized, it will be presented to shareholders with a request for approval of the merger. DMGI cannot provide any assurance that all conditions to the merger with Orchard will be satisfied or that the merger will be consummated. The merger agreement contains certain restrictions on the operation of the business of each of DMGI and Orchard through the closing. It also contains certain termination rights for DMGI and Orchard, and further provides that if the merger agreement is terminated under certain circumstances, DMGI or Orchard will be required to pay the other a termination fee of up to approximately $1.6 million.

In connection with the merger, DMGI implemented a retention bonus plan for key employees under which DMGI is obligated to pay up to a total of $330,000 in one-time retention bonuses to eligible employees who remain continuously employed by DMGI through the closing date of the merger.

Item 2.	MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered to be forward-looking statements within the meaning of federal securities law. These statements contain forward-looking information relating to the potential merger with The Orchard Enterprises, Inc. (“Orchard”) and the financial condition, results of operations, plans, objectives, future performance and business of Digital Music Group, Inc. These statements (often using words such as “believes”, “expects”, “likely”, “intends”, “estimates”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those projected by us. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. Actual results could differ materially from those anticipated in such forward-looking statements as a result of many reasons, including risks, uncertainties and factors which include, but are not limited to:

•	we cannot assure you that all conditions to the merger with Orchard will be satisfied and the merger consummated;

•	revenue and earnings expectations which are difficult to predict because of our limited operating history and emerging nature of the digital media industry;

•	our limited operating history in the acquisition, processing and sale of digital video content;

•	acceptance and adoption of the digital format by consumers and potential changes in consumers’ tastes and preferences in music and video, and the extent to which our content will appeal to consumers;

•	our ability to successfully identify, acquire for a commercially reasonable valuation, and process additional catalogs of music and video content;

•	competitive and economic conditions in our industry;

•	our ability to renew multi-year agreements for digital rights to music and video content as they expire;

•	our limited ability to influence the pricing models of digital entertainment services;

•	we may not have proper legal title to the digital rights associated with music and video content that we purchase or license, or others may claim to have such rights;

•	potentially long delays in receiving the master music and video recordings that we acquire rights to;

•	our dependence on digital entertainment services to review, process and make all of our digital offerings available on a comprehensive and timely basis for purchase by consumers;

•	music and video piracy;

•	availability, terms and use of capital to continue to grow our business;

•	our dependence on Apple iTunes Store for the majority of our revenue;

•	our ability to successfully enter into new sales channel relationships;

•	the differing interpretations of and potential ambiguities in U.S. copyright laws; and

•	maintaining adequate internal operating and financial controls over our business and financial reporting.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

Our Business

Digital Music Group, Inc. (“DMGI”) is a content owner and global leader in the digital distribution of independently owned music and video content, including music recordings and music, television, film and other video content. At June 30, 2007, we had approximately 353,000 individual music recordings and more than 4,000 hours of video content under management that we expect to make available for sale. We acquire or license the digital rights to music and video content from record labels, artists, television and film production companies, and other content owners. We digitally encode the content into multiple formats for distribution to digital entertainment services operating over the Internet and wireless, cable and mobile networks. Consumers can then listen, view and/or purchase the content for use on their personal computers, digital music and video players, and music and video-enabled mobile phones.

During the first half of 2007, we acquired digital rights to approximately 28,000 additional music recordings and adjusted downward by 10,000 the total number of music recordings under management as a result of one content owner’s inability to deliver all tracks under contract and certain other adjustments. As a result, at June 30, 2007, we owned or had rights under digital distribution agreements to approximately 353,000 individual music recordings that we expect to be able to make available for sale. Of these recordings, 261,600, or 74%, were available for sale at that date. The remaining music recordings under contract had either (i) been processed and transmitted to one or more digital entertainment services where they were awaiting review and processing by the services before being posted for sale, (ii) were in various stages of our digitization process, or (iii) had not yet been delivered to us by the content owners. In addition, at June 30, 2007, we had more than 4,000 hours of video content under long-term distribution agreements.

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

Over the past three years, the recorded music industry has experienced increasing demand for the distribution of music in digital format, driven by the proliferation of personal music players and music-enabled mobile phones and the ability to offer large selections of music recordings available for consumption at any time. Like the music industry in 2003, we believe the television and film industries have recently begun a migration from sales and rental of content in physical formats such as digital video discs to digital distribution. However, only a relatively small percentage of known music and video content is currently available for purchase in digital format. We believe that many content owners have yet to make their content available in digital format because of the time, effort and cost involved. In addition, we believe many digital entertainment services are reluctant to enter into relationships with smaller content owners because of the administrative costs involved.

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

Recent Developments

On July 10, 2007, we entered into a merger agreement with The Orchard Enterprises, Inc. (“Orchard”), a leading global digital distributor and marketer of music, under which Orchard will become our wholly-owned subsidiary following the merger, and we will change our name to The Orchard Inc. The combined company will be headquartered in New York City. The terms of the merger agreement obligate us to issue in a private placement an aggregate of 9,064,941 shares of our common stock and 4,488,330 shares of a newly created series of preferred stock in exchange for all outstanding shares of common and preferred stock of Orchard and all outstanding derivative instruments to acquire shares of Orchard. Each share of our preferred stock will be convertible into, and will have voting rights equivalent to, one share of our common stock, with a liquidation preference of $5.57 per share.

Completion of the merger is subject to customary closing conditions, including, but not limited to, approval by DMGI’s and Orchard’s shareholders. We are currently preparing a proxy statement that will be filed in preliminary form with the SEC. Once the proxy statement is finalized, it will be presented to shareholders along with a request for approval of the merger. We cannot provide any assurance that all conditions to the merger with Orchard will be satisfied or that the merger will be consummated. The merger agreement contains certain restrictions on the operation of our business and the business of Orchard through the closing. It also contains certain termination rights for us and Orchard, and further provides that if the merger agreement is terminated under certain circumstances, we or Orchard will be required to pay the other a termination fee of up to approximately $1.6 million.

Concurrent with the our entering into the merger agreement, Mitchell Koulouris resigned as our chief executive officer. Karen Davis, our chief financial officer, will serve as our interim chief executive officer until the closing of the merger. At that time, Greg Scholl, the chief executive officer of Orchard, will assume that role for the combined company.

Key Business Metrics

Since our inception through June 30, 2007, our revenue has been derived almost entirely from the sale or distribution of digital music content. Apple iTunes, the most popular digital music retailer accounted for approximately 56%, 89%, 63% and 89% of our revenue during the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006, respectively. Our digital music revenue is derived from the following sources:

•

Permanent downloads. Our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, times the average number of times our music recordings are downloaded, multiplied by the fee paid to us by each retailer. The download rates for our music recordings are driven primarily by popularity and demand for the recordings, the number and nature of the digital entertainment services through which we make the recordings available to consumers, and the territorial distribution rights we have. The fee we receive per download is negotiated in advance at the time we enter into an agreement with a digital music retailer. Under our agreements with Apple iTunes, we currently receive $0.70 per download for distribution in the United States and up to approximately $0.86 (at current translation rates) per download for distribution outside the United States. For permanent downloads sold through subscription-based services, we receive a percentage of each retailer’s total revenue based on the number of times our music recordings are downloaded as a percentage of each retailer’s total downloads. The overall average download rate paid to us by all digital music retailers was approximately $.56 and $.72 for the three months ended June 30, 2007 and 2006 and $.57 and $.72 for the six months ended June 30, 2007 and 2006, respectively. Revenue from permanent downloads comprised approximately 72% and 95% for the three months ended June 30, 2007 and 2006 and 78% and 96% for the six months ended June 30, 2007 and 2006 of our total revenue, respectively.

•

Subscription fees. Certain digital music retailers distribute our music recordings on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period. Following the termination of their subscription, consumers are not able to play our music recordings. Subscription-based revenue comprised approximately 9% and 4% for the three months ended June 30, 2007 and 2006 and 8% and 4% for the six months ended June 30, 2007 and 2006 of our total revenue, respectively.

•

Mobile services. With the acquisition of DRA in September 2006, we gained relationships with numerous mobile distribution services. Over 15% of DRA’s stand-alone revenue was derived from mobile services for the year ended December 31, 2006. On a consolidated basis, approximately 6% of our revenue for 2006 was derived from mobile services, and we expect the sale of our music recordings and certain video content through mobile services to become a more significant portion of our revenue in the future. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and ringtones. During the six months ended June 30, 2007, we received an average of $.76 per full-length download and $.82 per ringtone from our mobile service partners, respectively. Most mobile ringtone services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models. Mobile services revenue comprised approximately 13% and 0% for the three months ended June 30, 2007 and 2006 and 12% and 0% for the six months ended June 30, 2007 and 2006 of our total revenue, respectively.

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

Cost of revenue consists of:

•	royalties to artists and publishers;

•	revenue sharing payments based on long-term or short-term distribution agreements with content owners of music and video content;

•	amortization of costs to acquire master recordings or digital rights to music and video content; and

•	reserves or write-downs capitalized digital rights, master recordings or royalty advances that may be deemed necessary from time-to-time.

Our cost of revenue and corresponding gross profit is determined by the revenue earned on our music and video content and the manner in which we own or distribute the content. When we purchase or license the digital rights to recorded music or music videos we have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations for music recordings have historically been between zero and 15% of the revenue attributable to a specific track or album. Beginning in January 2006, publisher royalties for music recordings are a statutory rate of $0.091 in the United States of America. The royalties for music video recordings, or synchronization rights, are negotiated by contract with the artist or publisher and typically range between $0.10 and $0.15 per video download. When we acquire the master recordings or digital rights to music or music video content, we usually pay certain or all of these artist, publisher and synchronization royalties. We capitalize the acquisition costs, including the purchase price and direct ancillary costs, of our perpetual and long-term digital rights and our master recordings. We amortize these amounts over the shorter of seven years or the length of the contract for digital rights and ten years for master recordings, which we believe reasonably relates the amount of amortization to the revenue expected to be generated. When we have acquired our digital rights through long-term license agreements with music and video content owners, our cost of revenue typically includes a revenue sharing arrangement whereby the content owner receives 25% to 57% of the gross or net revenue, as defined, over the term of the agreement. As an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is amortized as cost of revenue as the related revenue is earned and the cash advances are recouped. In short-term distribution agreements, which typically have terms of two to three years, we are not responsible for any artists, publisher or synchronization royalties and we generally make no upfront or fixed payments to the content owner at the time we enter into the agreement. The revenue sharing percentage retained by the content owner (generally 80% to 85% for music recordings and 70% for video recordings) is substantially higher than under long-term license agreements. Accordingly, higher gross profit margins are achieved from revenue generated from owned content and content controlled under perpetual and long-term license agreements and lower gross profit margins are achieved through short-term distribution agreements.

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

Seasonality

The early-stage nature of the entire digital distribution industry and our limited operating history have not allowed us to categorically identify seasonality in our business, although we suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, just as this is the peak time for sales of music and video content in physical format. Based on our brief history, our music content that is represented by older, back-catalog and out-of-print recordings has not experienced the same degree of seasonality as our more contemporary content from current artists.

Significant Customer

Revenue from Apple iTunes accounted for approximately 56% and 89% for the three months ended June 30, 2007 and 2006 and 63% and 89% for the six months ended June 30, 2007 and 2006 of our revenue, respectively.

Critical Accounting Policies

There have been no significant changes in or additions to our critical accounting policies during the six months ended June 30, 2007, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 30, 2007.

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

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of revenue, as well as certain additional revenue and operating data regarding our sources of revenue; music and video recordings available for sale and paid downloads data for the periods indicated.:

	For the Three Months Ended June 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Revenue	$3,151,264	100.0%	$839,539	100.0%
Cost of revenue:
Royalties and payments to content owners	2,142,353	68.0%	386,799	46.0%
Amortization of digital rights and master recordings	215,934	6.9%	82,813	9.9%

Gross profit	792,977	25.2%	369,927	44.1%
Operating, general and administrative expenses	(1,757,429)	(55.8)%	(1,344,198)	(160.1)%
Merger-related expenses	(328,844)	(10.4)%	—	—
Interest, taxes and other, net	183,808	5.8%	384,906	45.8%

Net loss	$(1,109,488)	(35.2)%	$(589,365)	(70.2)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$2,281,062	72.4%	$797,520	95.0%
Mobile services	415,319	13.2%	—	0.0%
Subscriptions	292,035	9.3%	30,655	3.6%
Other	160,622	5.0%	11,364	1.4%

Total digital music revenue	3,149,037	99.9%	839,539	100.0%
Digital video and other revenue	2,227	0.1%	—	—

Total revenue	$3,151,264	100.0%	$839,539	100.0%

Digital music revenue from:
Owned and controlled music recordings	$970,485	30.8%	$644,353	76.8%
Music recordings under short-term distribution agreements	2,178,552	69.1%	195,186	23.2%

Total digital music revenue	3,149,037	99.9%	839,539	100.0%
Digital video and other revenue	2,227	0.1%	—	—

Total revenue	$3,151,264	100.0%	$839,539	100.0%

Average number of music recordings available for sale during the period	249,900		69,700
Number of music recordings available for sale at the end of the period	261,600		73,000
Number of paid downloads (1)	4,092,000		1,101,000

	For the Six Months Ended June 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Revenue	$6,543,811	100.0%	$1,560,187	100.0%
Cost of revenue:
Royalties and payments to content owners	4,593,191	70.2%	735,325	47.2%
Amortization of digital rights and master recordings	394,451	6.0%	134,848	8.6%

Gross profit	1,556,169	23.8%	690,014	44.2%
Operating, general and administrative expenses	(3,482,509)	(53.2)%	(2,294,862)	(147.1)%
Merger-related expenses	(328,844)	(5.0)%	—	—
Interest, taxes and other, net	409,349	6.3%	601,540	38.6%

Net loss	$(1,845,835)	(28.2)%	$(1,003,308)	(64.3)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$5,075,237	77.6%	$1,491,443	95.6%
Mobile services	762,244	11.6%	—	—%
Subscriptions	528,253	8.1%	57,081	3.7%
Other	174,891	2.7%	11,663	0.7%

Total digital music revenue	6,540,625	100.0%	1,560,187	100.0%
Digital video and other revenue	3,186	—	—	—

Total revenue	$6,543,811	100.0%	$1,560,187	100.0%

Digital music revenue from:
Owned and controlled music recordings	$1,974,467	30.2%	$1,231,760	78.9%
Music recordings under short-term distribution agreements	4,566,158	69.8%	328,419	21.1%

Total digital music revenue	6,540,625	100.0%	1,560,648	100.0%
Digital video and other revenue	3,186	—	—	—

Total revenue	$6,543,811	100.0%	$1,560,648	100.0%

Average number of music recordings available for sale during the period	241,400		55,600
Number of music recordings available for sale at the end of the period	261,600		73,000
Number of paid downloads (1)	8,874,200		2,085,000

(1)	Does not include the number of times our music recordings were streamed or played on subscription-based digital music retailers or downloaded through mobile services.

Comparison of Three Months Ended June 30, 2007 to 2006

Revenue. Revenue increased to $3,151,264 for the three months ended June 30, 2007, from $839,539 for the three months ended June 30, 2006. Total paid music downloads increased to 4,092,000 from 1,101,000 for the same periods, respectively. The increase in the number of paid music downloads was driven by the increase in music recordings made available for sale, while the average monthly download rate of 5.5 times during the second quarter of 2007 remained relatively constant compared to 5.3 times during the second quarter of 2006. The average number of music recordings available for sale was approximately 249,900 during the second quarter of 2007 and 69,700 during the second quarter of 2006. The increase in the average number of music recordings available reflects the increase in music recordings under contract which have been delivered to and processed by us and made available for sale by our digital entertainment service partners and the acquisition of DRA which added approximately 53,000 music recordings in September 2006. In addition, our revenue from subscription services and other sources such as physical rights licensing increased to $292,035 in the second quarter of 2007, from $30,655 in the second quarter of 2006. Revenue from mobile distribution was $415,319 in the second quarter of 2007 and $0 in the second quarter of 2006, primarily as a result of our acquisition of DRA. We commenced the digital distribution of our video content during 2007 on a limited and, in several cases, a test-marketing basis, and our revenue for the period from this source was $2,227.

Cost of revenue. Our royalties and payments to content owners increased to $2,142,353 for the three months ended June 30, 2007, compared to $386,799 for the three months ended June 30, 2006. The increase is related to the overall increase in revenue and the acquisition of DRA. During the second quarter of 2007, our royalties and payments to content owners amounted to 68.0% of our total revenue as compared to 46.0% of total revenue in the same period last year. During the second quarter of 2006, 76.8% of our revenue was derived from music recordings either (i) owned by us which require no external payments to content owners or (ii) distributed by us under long-term distribution agreements which typically carry revenue sharing rates of 25% to 50% paid to the content owner. The acquisition of DRA in September 2006 had a significant effect on our revenue mix and gross profit margins, as revenue derived from digital music distributed under short-term agreements increased to 69.1% of our total revenue in the second quarter of 2007 as compared to 23.2% in the second quarter of 2006. DRA’s short-term distribution agreements have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. In addition, the amortization of digital rights and master recordings increased to $215,934 in the second quarter of 2007, compared to $82,813 in the second quarter of 2006. We have used a portion of the net proceeds from our initial public offering in February 2006 to acquire additional digital rights and master recordings. As of June 30, 2007, we are amortizing digital rights and master recordings with a cost basis of approximately $6.5 million compared to approximately $3.2 million at June 30, 2006. As a result of these factors, gross profit increased to $792,979 in the second quarter of 2007, as compared to $369,927 in the second quarter of 2006, but gross profit margins decreased to 25.2% of total revenue in the current period, compared to 44.1% in the second quarter of 2006.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$736,333	41.9%	$644,946	48.0%
Professional fees	295,388	16.8%	135,599	10.1%
Corporate governance expenses	178,035	10.1%	179,002	13.3%
Share-based compensation	113,130	6.5%	79,149	5.9%
Depreciation and amortization	93,072	5.3%	29,297	2.2%
Rent	72,643	4.1%	52,119	3.9%
Travel expenses	58,270	3.3%	41,476	3.0%
Media and investor relations	52,375	3.0%	66,493	5.0%
Other	158,183	9.0%	116,117	8.6%

Total	$1,757,429	100.0%	$1,344,198	100.0%

Operating, general and administrative expenses increased to $1,725,429 for the three months ended June 30, 2007 from $1,344,198 for the three months ended June 30, 2006 primarily due to (i) our acquisition of DRA in September 2006 and (ii) increased professional fees to assist in the documentation and testing of internal controls as required by the Sarbanes-Oxley Act, and (iii) depreciation on computer and other capital equipment additions.

Merger related expenses. Through June 30, 2007, we had incurred $328,844 of expenses related to the pending merger with Orchard as described above, primarily professional fees. In this transaction, Orchard will be deemed the “acquiror” for financial reporting purposes and, as such, all of our merger related costs and expenses must be charged to expense as incurred.

Interest income and interest, taxes and other expense, net. Interest income was $201,907 in the three months ended June 30, 2007, compared to $388,386 for the three months ended June 30, 2006, due to the temporary investment of the net cash proceeds from our initial public offering. Our initial public offering closed on February 7, 2006 and we received net cash proceeds of $33.2 million.

Comparison of Six Months Ended June 30, 2007 to 2006

Revenue. Revenue increased to $6,543,811 for the six months ended June 30, 2007, from $1,560,187 for the six months ended June 30, 2006. Total paid downloads increased to 8,874,200 from 2,085,000 for the same periods, respectively. The increase in the number of paid downloads was driven by the increase in music recordings made available for sale, partially offset by a decline in the average monthly download rate to 6.1 times during the first six months of 2007 from 6.3 times during the first six months of 2006. The average number of music recordings available for sale was approximately 241,400 during the first six months of 2007 and 55,600 during the first six months of 2006. The increase in the average number of music recordings available reflects the increase in music recordings under contract which have been delivered to and processed by us and made available for sale by our digital entertainment service partners and the acquisition of DRA which added approximately 53,000 music recordings in September 2006. In addition, our revenue from subscription services and other sources such as physical rights licensing increased to $528,253 in the first six months of 2007, from $57,081 in the first six months of 2006. Revenue from mobile distribution was $762,244 in the first six months of 2007 and $0 in the first six months of 2006, primarily as a result of our acquisition of DRA. We commenced the digital distribution of our video content during 2007 on a limited and, in several cases, a test-marketing basis, and our revenue for the period from this source was $3,186.

Cost of revenue. Our royalties and payments to content owners increased to $4,593,191 for the six months ended June 30, 2007, compared to $735,325 for the six months ended June 30, 2006. The increase is related to the overall increase in revenue and the acquisition of DRA. During the first six months of 2007, our royalties and payments to content owners amounted to 70.2% of our total revenue as compared to 47.2% of total revenue in the same period last year. During the first six months of 2006, 78.9% of our revenue was derived from music recordings either (i) owned by us which require no external payments to content owners or (ii) distributed by us under long-term distribution agreements which typically carry revenue sharing rates of 25% to 50% paid to the content owner. The acquisition of DRA in September 2006 had a significant effect on our revenue mix and gross profit margins, as revenue derived from digital music distributed under short-term agreements increased to 69.8% of our total revenue in the first six months of 2007 as compared to 21.1% in the first six months of 2006. DRA’s short-term distribution agreements have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. In addition, the amortization of digital rights and master recordings increased to $394,451 in the first six months of 2007, compared to $134,848 in the first six months of 2006. We have used a portion of the net proceeds from our initial public offering in February 2006 to acquire additional digital rights and master recordings. As of June 30, 2007, we are amortizing digital rights and master recordings with a cost basis of approximately $6.5 million compared to approximately $3.2 million at June 30, 2006. As a result of these factors, gross profit increased to $1,556,169 in the first six months of 2007, as compared to $690,014 in the first six months of 2006, but gross profit margins decreased to 23.8% of total revenue in the current period, compared to 44.2% in the first six months of 2006.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$1,526,818	43.8%	$1,087,511	47.5%
Professional fees	508,143	14.6%	321,382	14.0%
Corporate governance expenses	332,960	9.6%	269,548	11.7%
Share-based compensation	196,200	5.6%	159,884	7.0%
Depreciation and amortization	178,147	5.0%	47,183	2.1%
Rent	145,198	4.2%	71,787	3.1%
Travel expenses	130,298	3.7%	85,943	3.7%
Media and investor relations	111,558	3.2%	69,237	3.0%
Other	356,187	10.2%	182,388	7.9%

Total	$3,482,509	100.0%	$2,294,863	100.0%

Operating, general and administrative expenses increased to $3,482,509 for the six months ended June 30, 2007, from $2,294,863 for the six months ended June 30, 2006. Our operating, general and administrative expenses for the first six months of 2007 include the expenses of our DRA subsidiary which was acquired in September 2006. In addition, operating, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in (i) employees and the resulting payroll costs and share-based compensation attributable to the granting of stock options and restricted stock incentives, partially offset by $38,384 of share-based compensation recognized in the first quarter of 2006 associated with the accelerated vesting of DMI stock options, (ii) professional fees, including assistance in the documentation and testing of internal controls as required by the Sarbanes-Oxley Act, (iii) corporate governance expenses which include board fees, director and officer insurance, stock transfer, printing and filing fees, (iv) media and investor relations which includes advertising costs for acquired content, (v) travel-related expenses, (vi) office rent, and (vii) other expenses as we acquired equipment and expanded our infrastructure to acquire rights to additional music and video recordings, to process an increasing number of music recordings, to develop competencies in digitally encoding video content, and to meet our obligations as a public company.

Merger related expenses. Through June 30, 2007, we had incurred $328,844 of expenses related to the pending merger with Orchard, primarily professional fees. In this transaction, Orchard will be deemed the “acquiror” for financial reporting purposes and, as such, all of our merger related costs and expenses must be charged to expense as incurred.

Interest income and interest, taxes and other expense, net. Interest income was $441,516 in the six months ended June 30, 2007, compared to $608,006 for the six months ended June 30, 2006, due to the temporary investment of the net cash proceeds from our initial public offering. Our initial public offering closed on February 7, 2006 and we received net cash proceeds of $33.2 million.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2007

Our operating activities resulted in a net cash outflow of $636,227 during the six months ended June 30, 2007. The primary components of the reconciliation of net loss of $1,845,835 to net cash used by operations included non-cash charges relating to the recoupment of royalty advances of $590,033, share-based compensation of $196,200, depreciation of furniture and equipment of $176,219 and the amortization of digital rights and master recordings of $394,451. In addition, changes in working capital components used $158,151 in operating cash flow as receivables and prepaid expenses increased by a greater amount than royalties and accounts payable and accruals.

Our investing activities resulted in net cash outflows of $5,876,842 during the six months ended June 30, 2007, which was principally comprised of $406,713 for the purchase of furniture and equipment, $1,252,968 for the purchase of digital rights and master recordings, and $4,222,699 for cash advances to acquire digital license rights to music and video recordings.

Our financing activities during the six months ended June 30, 2007 resulted in a net use of cash of $23,722 primarily for payments on capital lease obligations.

As of June 30, 2007, we had cash and cash equivalents of approximately $14.0 million and a working capital surplus of approximately $14.8 million. At June 30, 2007, we were contractually obligated to pay approximately $3.4 million in additional advance royalties and digital rights and master recordings purchase consideration, due under various digital rights agreements generally as music and video recordings and related metadata and artwork are received from the content owners for processing by us. We are also obligated to pay a total of $348,750 in equal quarterly installments through February 2016 as additional advances against future royalties under one long-term agreement.

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

As of June 30, 2007, we had no off-balance sheet arrangements.

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing our revenue while controlling and limiting our expenses at current levels. Some of the current industry conditions and factors that we expect could have a significant impact on our future results are discussed below.

•

Music industry conditions. The digital music industry is still evolving and subject to rapid change. The previously strong quarter-over-quarter growth in digital music sales reported industry-wide has slowed recently, which is natural as an industry matures and the base on which percentage growth is measured becomes larger. There was an industry-wide decline in sales of physical product (pre-recorded music CDs) experienced during the first six months of 2007 which was larger than the increase in digital music sales for the same period. The early-stage nature of the digital transition presently occurring in the music industry and our limited operating history have not allowed us to definitively identify specific consumer trends or factors in our business that may affect the timing and extent of digital downloading as a replacement for purchases of music CDs and the resulting impact on our revenue.

Because of the lengthy interval between the time we acquire digital rights or enter into license or distribution agreements for music recordings and the time that such recordings are received, processed, delivered to digital entertainment services and ultimately processed and approved for sale by the services, only a relatively small amount of the music content we have acquired or licensed since the IPO was available for sale at June 30, 2007. We are working to reduce the time it takes to get our recordings to market and to deliver more of our music recordings to other digital music retailers and especially to mobile distribution services in order to improve our download rates and revenue per music recording.

We have observed a continued increase in the competitive environment for the acquisition of digital rights to music recordings owned by active independent record labels from our competitors engaged in the short-term distribution of digital music and from subsidiaries of the four major record label groups. In particular, major record label groups which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. During the first half of 2007, we were notified by three independent record labels digitally distributing their music through our DRA subsidiary that they intend to shift distribution of their catalogs from us to a subsidiary of a major record label. In addition, our direct competitors, which have typically engaged in the digital distribution of music with no upfront advance cash payments, have begun making cash royalty advances or reduced their gross profit margins to attract or retain high-quality independent music catalogs. While we do not expect the decrease in revenue and gross profit from the three labels we have lost to subsidiaries of the major record label groups to be material, the aggressive competition from our direct competitors, as well as from major record label groups and other independent physical distributors with the ability to offer reduced physical distribution fees in order to gain the digital distribution rights from independent labels and other content owners, may cause us to experience a higher rate of non-renewal than we have experienced in the past and may adversely impact our ability to enter into new agreements.

Apple iTunes and EMI Music recently announced an agreement to sell a broad selection of EMI music recordings without digital rights management, or “DRM”. Such recordings would be made available in a higher quality format and at a higher price to the consumer than music recordings currently offered on Apple iTunes. During the third quarter of 2007, we expect Apple iTunes will make this distribution option available to us and we will likely make certain of our content available without DRM, in a higher-quality format and at a higher price. We believe that the availability of non-DRM music downloads may lead to accelerated growth in the digital music industry.

•

Revenue from video content. As of June 30, 2007, we had more than 4,000 hours of music, television and film video content under contract. As of that date, we had processed and delivered over 3,500 episodes of video content to 18 online and mobile video retailers. Because most of our distribution partners are still in the process of launching and establishing their digital entertainment services for video or are in the testing phase for advertising-supported business models, the revenue we have received from video sales to-date has been negligible. We have been participating in the testing phase of a number of our partners’ services. Based on the preliminary results of these tests and on the stated plans of certain of our partners to launch their advertising-supported models during the third quarter of 2007, we believe our revenue from video content will continue to increase from current levels, although we are unlikely to realize any meaningful revenue from digital video distribution until, at the earliest, the fourth quarter of 2007.

•

Business development. As of June 30, 2007, we had cash and cash equivalents of approximately $14 million, the majority of which is earmarked for digital content acquisitions, including up to approximately $3.8 million we are contractually obligated to pay under content acquisitions and long-term license arrangements. Negotiating and consummating digital rights agreements for entertainment content is a complex and time consuming process, and we cannot predict how quickly we will be able to deploy our capital and add to the music and video content we have available to consumers. We are seeking to acquire additional digital rights and to enter into additional long-term license agreements for both music and video content. We also are seeking to enter into additional short-term distribution agreements for both music and video content as they provide a method for achieving revenue growth without investing our capital in the form of cash royalty advances or purchase price. However, depending on competitive market conditions, we may offer cash advances to certain substantial content owners under existing short-term distribution agreements as an inducement to extend their agreements with us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We receive payments from digital entertainment services in U.S. dollars for all sales to consumers in the United States. For those digital entertainment services which sell our music and video content to consumers in foreign countries, the monthly or quarterly sales and payments to us are based on local currency, which we convert to U.S. dollars at the market-based foreign exchange rate at time of receipt. For the six months ended June 30, 2007, approximately 17% of our revenue was derived on this basis from consumers outside of the U.S. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenue. Our foreign currency net loss for the six months ended June 30, 2007 was $16,688.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable, royalties payable and long-term obligations. Based on our investment policy, we may invest our cash primarily in a variety of financial instruments, consisting principally of investments in highly-rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations. We consider investments in highly liquid instruments purchased with an original maturity or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our cash and cash equivalents of approximately $14 million at June 30, 2007, a one percent per annum change in interest rates could cause a change in our interest income of approximately $140,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time our Company becomes involved in commercial and contractual disputes, disagreements and legal proceedings arising in the ordinary course of business, which we typically seek to resolve through direct negotiations with the principals or representatives of the party involved. Management does not believe that the outcome of these disputes, disagreements or legal proceedings, individually, or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

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

We cannot assure you that all conditions to the merger with The Orchard Enterprises, Inc. will be completed and the merger consummated.

The merger is subject to the satisfaction of closing conditions, including the approval of our stockholders, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting, and advisory fees, which must be paid even if the merger is not completed, or the payment of the previously described termination fee to Orchard under specified circumstances. If the merger is not completed, the market price of our common stock could decline.

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. Digital Music Group, Inc. was formed in April 2005 and had no revenue producing operations until February 2006. We have experienced net losses of approximately $6.7 million from inception through June 30, 2007, and we have not yet been able to consistently generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

The approach we have taken to date in acquiring, processing and marketing music content may not work as well for video content. The distribution of digital video content through digital entertainment services is a relatively new extension of the digital entertainment marketplace. During the second half of 2006, we entered into our first long-term agreements to digitally distribute video content. Because this is a new area of the market for us and the industry, we may not be able to determine the proper valuation for the acquisition or licensing of digital rights to video content. We are substantially dependent on digital entertainment services for the distribution of our video content and we currently have only a limited number of such distribution agreements in place. If we are unable to enter into additional video distribution agreements on commercially favorable terms, this could limit our revenue. Additionally, our agreements with certain digital entertainment services are based on sharing advertising revenue associated with the video content we make available through such partners. Advertising-supported revenue models associated with the distribution of video content are evolving, with many of our partners still in the test-marketing phase of developing their video distribution services. There can be no assurances as to the potential revenue that we may receive under these models. In addition, our success in digitally distributing video content depends on the market demand for digital video recordings and our ability to acquire and offer for purchase or advertising-supported viewing, video content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our digital video content. In addition, digital video distribution is in its infancy and technical requirements are evolving. The process for digitally encoding video content and packaging it for delivery to meet the technical requirements of our digital entertainment service partners is more complex and time consuming than processing music content. The technical requirements continue to evolve and we may encounter unexpected difficulties in adapting our processes or in meeting the technical requirements of the digital entertainment services as they continue to be refined. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet evolving technical requirements. Any delay in processing and delivering video content to the digital entertainment services may cause delays in expected revenue growth and any significant changes to our current processing requirements could increase our costs and delay or impede our ability to achieve a profit from the distribution of our video content. Additionally, based on our experience to-date, a number of our digital entertainment service partners have initially limited the amount and type of video content they will accept from us based on their capacity constraints and/or content selection criteria. If digital entertainment services continue to limit the types or amount of video content they will accept from us and we are unable to exploit all of the video content we have under contract, our revenue potential could be significantly reduced and we may have to record write-downs of certain royalty advances made to secure long-term video distribution agreements.

If the music and video content we provide to digital entertainment services does not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire and offer to consumers, music and video content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music and video content. Our historical revenue is based on the number of music recordings available for purchase, which remained relatively small in numbers until late in 2006, and which overall have been available for only a short amount of time at the digital entertainment services. Seasonality and other trends have been difficult to assess from this limited historical data. In the future, our current music and video content and the additional music and video content we make available to consumers may not experience similar demand. Any reduction in the popularity of our music and video content with consumers will cause a reduction in our revenue.

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

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video content once they expire. As of June 30, 2007, approximately 35% of our music content was distributed under short-distribution agreements that expire in one to three years depending on certain factors. We are aware that our competitors have solicited a number of the record labels we have under short-term distribution agreements, just as we have solicited their record label clients in this highly competitive market. While we do not expect any material decrease in revenue and gross profit from these activities, if our competition becomes increasingly aggressive or our level of service provided to our record label clients is not superior to our competition, we may experience a higher rate of non-renewal than we have in the past for our short-term digital distribution agreements. If any of our competitors offer better terms, it could cause us to spend more money or grant better terms, or both, to renew the digital rights we currently hold. If we are unable to renew the non-perpetual rights to our music and video content on commercially favorable terms, our revenue could materially decrease.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the digital music retailers based, to a large extent, on the price they charge to consumers. Currently, the largest digital music retailer, Apple iTunes, charges consumers $0.99 to $1.29 per music recording downloaded in the United States and at comparable rates in local currency for consumers outside the United States. We have limited ability to influence the pricing models of the digital entertainment services. While the major record labels were unsuccessful in their recent attempt to change the pricing structure, there is no assurance that they will not attempt to change the pricing structure in the future or that the digital music retailers will not initiate such a change that could result in lower pricing or tiered pricing that could reduce the amount of revenue we receive. In addition, the popularity of digital music retailers that offer digital music through subscription and other pricing models is increasing. For example, eMusic, a subscription-based music service is now the second largest digital music retailer in the world. The revenue we earn per individual music recording is generally less under these models than what we receive from Apple iTunes, although we expect it will increase as more subscribers are added. Additionally, digital music services at present generally accept all the music content that we and other distributors deliver to them. However, if the digital music services in the future decide to limit the types or amount of music recordings they will accept from content owners and distributors like us, or limit the number of music recordings they will post for sale, or change their current stocking plans, for instance by removing music recordings that do not meet minimum sales thresholds or other criteria, our revenue could be significantly reduced.

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

Implementation of our business plan and growth strategy depends on increasing the amount of music and video content we have available to consumers at digital entertainment services. Our purchase and long-term distribution agreements typically require the owners to deliver to us their music and video content under an agreement delivery timetable. Under our short-term distribution agreements, there are no delivery terms. Some of the content we acquire may be in older physical formats such as audio tape or vinyl records in the case of music recordings, or film, tape or other incompatible digital format in the case of video recordings, that require processing onto compact disc or digital video disc prior to being delivered to us. In addition, our agreements require that certain descriptive information required by the digital entertainment services for each music and video be delivered with the content, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has, at times, taken several months or longer after we have entered into an agreement before we have received delivery of the music and video content acquired. In addition, in some cases the quality of the music and videos and metadata initially delivered is not sufficient or the data is not complete and follow-up work and effort is required to receive proper and complete delivery, although even with such extra efforts there are no assurances such problems can be cured. Although we generally specify delivery dates and make cash payments by us conditional upon delivery, we do not control the timing for complete receipt of the music and video content we have acquired. In addition, in certain cases, content owners have over delivered and in other have been unable to deliver all of the content specified in our agreements. During the first quarter of 2007, we determined that one content owner that has granted us long-term distribution rights would be unable to deliver approximately 13,000 music recordings under contract and that an additional 10,000 music recordings previously delivered would not be able to be posted for sale due to various reasons. These factors reduced the contract from a total of 75,000 music recordings to approximately 52,000 music recordings that we expect to be able to make available for sale. We are typically not required to pay additional consideration for deliveries in excess of contract amounts and are not required to make cash payments for the content that was not delivered, or is defective or otherwise non-usable. However, our expected revenue growth rate is negatively impacted when we do not receive all the content we have contracted for. If there are long delays in the time it takes for the owners to deliver to us the music and video content in physical format or complete data format and the related complete descriptive information, it will delay our ability to begin the process of converting the content into the digital formats required by digital entertainment services. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music and video content available for purchase at the digital entertainment services will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim.

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

We derive our revenue from a small number of leading digital entertainment services that make our content available to consumers. We generally deliver our music and video content to these digital entertainment services in priority of their significance to us. We received 56% and 89% for the three months ended June 30, 2007 and 2006 and 63% and 89% for the six months ended June 30, 2007 and 2006 of our total revenue from Apple iTunes, respectively. Our agreements with Apple iTunes have terms of three years ending in April 2010 and DRA’s agreements with Apple iTunes expire in December 2008. If we are not able to continue to renew our relationships with Apple iTunes and other digital entertainment services that make our music and video content available to consumers on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of digital entertainment services, particularly Apple iTunes, which subjects us to substantial payment risk.

We rely on reports from digital entertainment services detailing download and other activity to determine our revenue, and such reports are typically provided to us within 30 to 45 days following the end of the reporting period. We receive payment at approximately the same time as we receive these detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain digital entertainment services that report quarterly). As of June 30, 2007, accounts receivable from Apple iTunes Store represented 40% of our total accounts receivable, compared to 74% of our total accounts receivable as of June 30, 2006. The concentration of our accounts receivable among a small number of digital entertainment services is likely to continue and we expect our accounts receivable to become larger as we grow. While we have never had a bad debt loss since inception, if any of these digital entertainment services are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss.

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

We depend on the continued services and performance of our key personnel. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. In the past year, four of our founding officers have left our Company. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and other skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

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

Use of Proceeds

Through June 30, 2007, we have used a portion of the $33.2 million in net cash proceeds from our initial public offering in February 2006, including $3,981,000 to acquire digital rights and master recordings; $9,629,000 to advance royalty payments for catalogs to be distributed under long-term license agreements; $1,028,000 for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system; and for general corporate purposes, including funding working capital requirements. We also used $3,467,000, net of cash received, in partial consideration for the acquisition of Digital Rights Agency, LLC in September 2006. We had approximately $14 million in cash and cash equivalents as of June 30, 2007 that is designated primarily for the acquisition of digital music and video content and for general corporate purposes.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders of Digital Music Group, Inc. was held on June 5, 2007. The following matters were voted on at the meeting: (i) the election of eight directors and (ii) the ratification of the appointment of Perry-Smith LLP to serve as the independent registered public accountants for the year ending December 31, 2007.

(i)	The following nominated directors were elected and the votes cast for or withheld with respect to the election of each director was as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
David Altschul	4,598,888	342,615
Roger Biscay	4,598,888	342,615
Peter Csathy	4,598,888	342,615
Terry Hatchett	4,598,888	342,615
John Kilcullen	4,598,888	342,615
Mitchell Koulouris	4,596,738	344,765
Tuhin Roy	4,596,738	344,765
Clayton Trier	4,598,888	342,615

(ii)	The votes cast for, again or abstaining with respect to the ratification of the appointment of Perry-Smith LLP as independent registered public accountants of Digital Music Group, Inc. for the fiscal year ending December 31, 2007 were as follows:

For	Against	Abstain	Broker Non-Vote
4,928,834	162	12,507	0

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger as of July 10, 2007	8-K	000-51761	2.1	July 16, 2007

3.1	Amended and Restated Certificate of Incorporation.	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws.	8-K	000-51761	3.1	July 16, 2007

4.1	Form of Registrant’s Common Stock Certificate.	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan.	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.	10-Q	000-51761	10.33	November 14, 2006

10.6	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.7	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.11	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.14	February 1, 2006

10.12	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.15	February 1, 2006

10.13	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	10-Q	000-51761	10.18	May 15, 2006

10.14	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.15	Management Incentive Bonus Plan for the Year Ended December 31, 2006.	10-Q	000-51761	10.19	August 14, 2006

10.16	Notice of Termination dated July 10, 2007 of Mitchell Koulouris	8-K	000-51761	10.1	July 16, 2007

10.17*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.18*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.19*	Digital Music Download Sales Agreement effective as of April 2, 2007, between Apple Inc. and Registrant.	10-K	000-51761	10.24	March 30, 2007

10.20*	Digital Music Download Sales Agreement dated April 2, 2007 between iTunes S.a.r.l. and Registrant.	10-K	000-51761	10.25	March 30, 2007

10.21*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.22*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.23*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.24*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.25*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.26*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.27*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.28	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.29	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

10.30	Amendment dated June 21, 2007 by and between Digital Music Group, Inc. and Tuhin Roy, to the Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd	8-K	000-51761	2.1	June 26, 2007

10.31	Unaudited Condensed Consolidated Statement of Operations for the 12 Months Ended February 28, 2007 of Digital Music Group, Inc	8-K	000-51761	99.1	June 26, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/s/ Karen B. Davis
Karen B. Davis Chief Financial Officer

Date: August ,14 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger as of July 10, 2007	8-K	000-51761	2.1	July 16, 2007

3.1	Amended and Restated Certificate of Incorporation.	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws.	8-K	000-51761	3.1	July 16, 2007

4.1	Form of Registrant’s Common Stock Certificate.	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan.	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.	10-Q	000-51761	10.33	November 14, 2006

10.6	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.7	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.11	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.14	February 1, 2006

10.12	Employment Agreement dated September 13, 2005 with Anders Brown, Chief Operating Officer of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.15	February 1, 2006

10.13	Employment Agreement dated March 22, 2006 with Karen Davis, Chief Financial Officer and Corporate Secretary of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	10-Q	000-51761	10.18	May 15, 2006

10.14	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.15	Management Incentive Bonus Plan for the Year Ended December 31, 2006.	10-Q	000-51761	10.19	August 14, 2006

10.16	Notice of Termination dated July 10, 2007 of Mitchell Koulouris	8-K	000-51761	10.1	July 16, 2007

10.17*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.18*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.19*	Digital Music Download Sales Agreement effective as of April 2, 2007, between Apple Inc. and Registrant.	10-K	000-51761	10.24	March 30, 2007

10.20*	Digital Music Download Sales Agreement dated April 2, 2007 between iTunes S.a.r.l. and Registrant.	10-K	000-51761	10.25	March 30, 2007

10.21*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.22*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.23*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.24*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.25*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.26*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.27*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.28	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.29	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

10.30	Amendment dated June 21, 2007 by and between Digital Music Group, Inc. and Tuhin Roy, to the Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd	8-K	000-51761	2.1	June 26, 2007

10.31	Unaudited Condensed Consolidated Statement of Operations for the 12 Months Ended February 28, 2007 of Digital Music Group, Inc	8-K	000-51761	99.1	June 26, 2007

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.