Form 10-Q
period 2007-09-30
Digital Music Group, Inc.
filed 2007-11-13
CIK 1339729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, the registrant had 9,096,939 shares of Common Stock outstanding.

DIGITAL MUSIC GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,608,612	$20,505,674
Accounts receivable	1,726,326	1,687,492
Current portion of advance royalties	1,563,992	1,326,379
Prepaid expenses and other current assets	267,322	492,799

Total current assets	15,166,252	24,012,344
Furniture and equipment, net	934,346	803,203
Digital rights, net	3,855,510	3,033,239
Master recordings, net	2,082,944	1,777,480
Royalty advances, less current portion	8,180,460	4,230,403
Goodwill	5,221,974	4,429,782
Other assets	44,508	39,289

Total assets	$35,485,994	$38,325,740

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,593	$204,468
Accrued liabilities	479,468	496,833
Royalties payable	1,979,304	1,952,342
Accrued compensation and benefits	66,251	115,817
Current portion of capital lease obligations	23,229	50,496

Total current liabilities	2,603,845	2,819,956
Capital lease obligations, less current portion	—	9,335
Other long-term liabilities	86,592	92,461

Total liabilities	2,690,437	2,921,752

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized: 9,121,939 shares issued and outstanding at September 30, 2007 and 9,034,941 issued and outstanding at December 31, 2006	91,219	90,350
Additional paid-in capital	40,688,921	40,138,284
Accumulated deficit	(7,984,583)	(4,824,646)

Total stockholders’ equity	32,795,557	35,403,988

Total liabilities and stockholders’ equity	$35,485,994	$38,325,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$3,083,200	$1,214,209	$9,627,012	$2,774,396
Cost of revenue:
Royalties and payments to content owners	2,041,629	667,154	6,634,821	1,402,478
Amortization of digital rights and master recordings	210,793	136,251	605,244	271,099
Write-down of assets	137,246	—	137,246	—

Gross profit	693,532	410,804	2,249,701	1,100,819
Operating, general and administrative expenses	1,557,795	1,616,393	5,040,305	3,911,256
Merger-related expenses	598,197	—	927,040	—

Loss from operations	(1,462,460)	(1,205,589)	(3,717,644)	(2,810,437)
Interest income	158,106	367,285	599,622	975,291
Interest expense	(1,499)	(2,528)	(5,423)	(8,594)
Other expense, net	(8,249)	(7,565)	(35,692)	(7,565)

Loss before income taxes	(1,314,102)	(848,397)	(3,159,137)	(1,851,305)
Income taxes	—	(400)	(800)	(800)

Net loss	$(1,314,102)	$(848,797)	$(3,159,937)	$(1,852,105)

Net loss per common share—basic and diluted	$(0.14)	$(0.10)	$(0.35)	$(0.24)

Weighted average common shares outstanding—basic and diluted	9,086,939	8,700,811	9,049,772	7,750,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL MUSIC GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,159,937)	$(1,852,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to operations:
Depreciation of furniture and equipment	272,839	88,496
Amortization of digital rights and master recordings	605,244	271,099
Recoupment of royalty advances	901,481	382,437
Share-based compensation related to stock options, warrants and restricted shares issued	320,364	241,736
Write-down of assets	137,246	—
Loss on asset sales	11,703	—
Changes in operating assets and liabilities:
Accounts receivable	(18,426)	(117,330)
Prepaid expenses and other current assets	245,905	(225,460)
Accounts payable	(148,875)	126,061
Accrued liabilities	(17,365)	(425,866)
Royalties payable	129,786	53,564
Accrued compensation and benefits	(49,567)	70,142

Net cash used in operating activities	(769,603)	(1,387,226)

Cash flows from investing activities:
Purchases of furniture and equipment	(419,185)	(364,210)
Purchases of digital rights and master recordings	(1,732,979)	(1,990,028)
Payments of advance royalties	(5,226,397)	(2,463,604)
Acquisition of Digital Rights Agency, LLC, net of cash received		(2,644,354)
Payment of earn-out consideration for Digital Rights Agency, LLC acquisition	(705,008)	—
Content acquisition deposit		(600,000)
Proceeds from asset sales	3,500	—
Change in other assets and long-term liabilities, net	(11,088)	10,447

Net cash used in investing activities	(8,091,157)	(8,051,749)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	—	33,232,055
Proceeds from the exercise of Digital Musicworks International, Inc. options and warrants prior to recapitalization	—	43,873
Proceeds from issuance of restricted stock	300	150
Payments on capital lease obligations	(36,602)	(62,100)

Net cash (used in) provided by financing activities	(36,302)	33,213,978

Net (decrease) increase in cash and cash equivalents	(8,897,062)	23,775,003
Cash and cash equivalents, beginning of period	20,505,674	468,490

Cash and cash equivalents, end of period	$11,608,612	$24,243,493

Supplemental cash flow information:
Interest paid	$5,423	$8,594

Supplemental disclosure of non-cash investing and financing transactions:
Increase in goodwill resulting from issuance of 56,998 shares of common stock as earn-out consideration for Digital Rights Agency, LLC, acquisition	$230,842

Adjustment to the Digital Rights Agency, LLC purchase price allocation to assets acquired, liabilities assumed and goodwill	$143,658	$—

Issuance of warrant to underwriters	$—	$620,529

Purchase of certain assets of Rio Bravo Entertainment LLC through the issuance of common stock	$—	$243,750

Reduction in contract for digital rights	$—	$115,320

Purchase of furniture and equipment under capital lease obligations	$—	$77,791

Holdback for purchase of master recordings	$—	$75,000

Merger between Digital Music Group, Inc. and Digital Musicworks International, Inc.	$—	$73,305

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

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management of DMGI, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of DMGI included in DMGI’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On June 21, 2007, DMGI entered into an amendment to the DRA acquisition agreement, whereby it agreed to pay the former members of DRA $705,008 in cash and 56,998 shares of DMGI common stock in lieu of any payments that would otherwise become due under the earn-out provisions of the acquisition agreement, pursuant to which DMGI would have been obligated to pay up to $1,155,000 in cash and to issue up to 87,000 shares of DMGI common stock if certain financial targets were achieved through December 31, 2007. This amendment resulted in an increase in goodwill of $935,850.

The purchase price of DRA consisted of the following:

Cash consideration	$3,905,008
Common stock issued (420,000 shares at $4.14 per share)	1,738,800
Common stock issued (56,998 shares at $4.05 per share)	230,842
Liabilities assumed	1,826,845
Acquisition costs	131,466
Estimated fair value of common stock warrant issued	97,350

$7,930,311

The total purchase price was allocated to DRA’s assets and liabilities based on their estimated fair values as of the acquisition date. A summary of the purchase price allocation is as follows:

Cash	$451,074
Accounts receivable	966,783
Other current assets	399,680
Furniture and equipment	115,800
Digital rights	775,000
Goodwill	5,221,974

$7,930,311

The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2006 presented below assume that the acquisitions of DMI, Rio Bravo and DRA were closed on January 1, 2006:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Revenue	$2,545,003	$7,410,548
Cost of revenue	1,982,115	5,780,127

Gross profit	562,888	1,630,421
Operating, general and administrative expenses	1,873,271	4,664,873

Loss from operations	(1,310,383)	(3,034,451)
Interest income	367,285	981,214
Interest and other income (expense)	(11,369)	(22,364)

Loss before income taxes	(954,467)	(2,075,602)
Income taxes	(400)	(800)

Net loss	$(954,867)	$(2,076,402)

Net loss per common share—basic and diluted	$(0.11)	$(0.24)

Weighted average common shares outstanding—basic and diluted	9,076,880	8,534,031

Weighted average shares used in the calculation of the unaudited pro forma combined basic and diluted net loss per share for the three and nine months ended September 30, 2006 include the shares issued in connection with the acquisitions of DMI and Rio Bravo on February 7, 2006 and the shares issued in connection with the acquisition of DRA on September 8, 2006 and June 21, 2007, as if these acquisitions had all occurred on January 1, 2006. The pro forma financial data do not purport to represent what DMGI’s combined results of operations would actually have been if such acquisitions had in fact occurred at the beginning of the period, and are not necessarily representative of DMGI’s results of operations for any future period since the companies were not under common management or control during the period presented.

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

DMGI considers all highly liquid investments with an original maturity or remaining maturity from the date of purchase of three months or less to be cash equivalents. Based upon its investment policy, DMGI may invest its cash primarily in demand deposits with major financial institutions, in highly rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, money market funds and highly liquid debt securities of corporations. DMGI held approximately $9,500,000 and $6,500,000 in cash equivalents at September 30, 2007 and December 31, 2006, respectively.

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

6.	DIGITAL RIGHTS

Digital rights comprise the following:

	September 30, 2007	December 31, 2006
Digital rights	$4,685,151	$3,405,605
Less accumulated amortization	(829,641)	(372,366)

	$3,855,510	$3,033,239

Amortization expense was $157,679 and $117,082 for the three months ended September 30, 2007 and 2006, respectively, and was $457,275 and $241,478 for the nine months ended September 30, 2007 and 2006, respectively.

7.	MASTER RECORDINGS

Master recordings comprise the following:

	September 30, 2007	December 31, 2006
Master recordings	$2,306,592	$1,853,161
Less accumulated amortization	(223,648)	(75,681)

	$2,082,944	$1,777,480

Amortization expense was $53,114 and $19,168 for the three months ended September 30, 2007 and 2006, respectively, and was $147,969 and $29,620 for the nine months ended September 30, 2007 and 2006, respectively.

8.	ROYALTY ADVANCES

Royalty advances comprise the following:

	September 30, 2007	December 31, 2006
Total royalty advances less impairment charge	$11,647,360	$6,657,938
Less cumulative recoupment of royalty advances	(1,902,907)	(1,101,156)

	9,744,453	5,556,782
Current portion of royalty advances	(1,563,992)	(1,326,379)

	$8,180,460	$4,230,403

Royalty advances consisted of $6,519,935 for audio content and $5,127,425 for video content at September 30, 2007.

During DMGI’s review of royalty advances for evidence of impairment for the quarter ended September 30, 2007, DMGI identified a catalog of music recordings whose carrying value exceeded expected future cash flows. As a result, DMGI recorded an impairment charge of $137,246 as of September 30, 2007. DMGI utilized a present value approach with a single set of estimated cash flows and a risk-free interest rate to determine the estimated fair value of the expected future cash flows.

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

DMGI has incurred net losses since its inception and has fully offset the deferred income tax benefit of such losses by a valuation allowance due to the uncertainty of the ultimate realization of such tax benefits. DMGI has substantial net operating losses available for carryforward to reduce future taxable income for federal and state income tax reporting purposes. The federal net operating loss carryforwards begin to expire in 2024 and the state net operating loss carryforwards begin to expire in 2014. In addition to potential expiration, there are other factors that could limit DMGI’s ability to use these federal and state tax loss carryforwards. Under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, use of prior net operating loss carryforwards can be limited after an ownership change. DMGI’s ability to fully utilize DMI’s net operating loss carryforward will be subject to limitation under Section 382 as a result of its merger with DMGI and other transactions, and may be subject to further limitations as a result of future sales of securities, if any. Accordingly, it is not certain how much of the existing net operating loss carryforward will be available for use by DMGI. DMGI’s future tax benefits as of September 30, 2007 and 2006 have been fully offset by a valuation allowance due to the uncertainty of their ultimate realization. If DMGI generates taxable income in the future, the use of net operating loss carryfowards that have not expired would have the effect of reducing DMGI’s tax liability and increasing after-tax net income.

10.	CONCENTRATION OF CREDIT RISK

Accounts receivable from DMGI’s largest digital entertainment service comprised approximately 42% and 51% of DMGI’s consolidated accounts receivable at September 30, 2007 and December 31, 2006, respectively. Based on its previous cash collection experience and knowledge of the digital entertainment service, DMGI does not believe there is significant collection risk associated with this account. DMGI’s largest digital entertainment service also accounted for approximately 59%and 78% of our revenue during the three months ended September 30, 2007 and 2006 and 62% and 84% for the nine months ended September 30, 2007 and 2006, respectively.

11.	COMMITMENTS AND CONTINGENCIES

At September 30, 2007, DMGI is contractually obligated to pay up to $2.3 million over the next twelve months in additional advance royalties and digital rights and master recordings purchase consideration. These payments are due under various digital rights agreements as music and video recordings and related metadata and artwork are received from the content owners for processing by DMGI. DMGI is also obligated to pay a total of $371,250 in equal quarterly installments through November 2015 as additional advances against future royalties under one long-term agreement.

12.	SHARE-BASED COMPENSATION

DMGI recorded non-cash charges of $124,164 and $81,853 as a component of operating, general and administrative expense related to share-based arrangements for the three months ended September 30, 2007 and 2006, respectively, and $320,364 and $241,736 for the nine months ended September 30, 2007 and 2006, respectively. The share-based compensation charge for the nine months ended September 30, 2006 included $38,834 associated with the accelerated vesting of DMI stock options due to the merger of DMI with DMGI.

DMGI has an Amended and Restated 2005 Stock Plan (the “Plan”) under which 1,123,354 shares of its common stock have been reserved for issuance at September 30, 2007. All options granted to employees since inception of the Plan have a four-year vesting period. Annual option grants to non-employee directors are automatic pursuant to a formula within the Plan which establishes the number of shares and terms of such grants.

In accordance with Statement of Financial Accounting Standards No. 123R, DMGI utilizes the Trinomial Lattice Model to measure the fair value of stock option grants. The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the Plan for the nine months ended September 30, 2007 and 2006:

	2007	2006
Risk-free rate of return	4.75%	4.69%
Expected volatility	50.0%	35.0%
Expected life (in years)	4.95	5.1
Suboptimal exercise factor	2	2
Exit rate post-vesting	19.9%	22.8%
Exit rate pre-vesting	15.9%	19.0%

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

Stock option activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of Shares	Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	366,500	$4.02 - $9.75
Granted	137,500	$4.02 - $4.99
Exercised	—	—
Forfeited	(72,354)	$4.13 - $9.66

Outstanding at September 30, 2007	431,646	$4.02 - $9.75	$7.44	7.14	$—

Exercisable at September 30, 2007	185,871	$4.02 - $9.75	$8.87	7.63	$—

At September 30, 2007, there were no options that were in-the-money. The weighted average estimated grant-date fair value per share for the 1,458 vested and 70,896 unvested options forfeited during the nine months ended September 30, 2007 was $1.33 per share.

Restricted stock activity is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	143,334	$0.68
Issued	30,000	$4.99
Vested	(138,334)	$0.35

Nonvested at September 30, 2007	35,000	$5.65

As of September 30, 2007, the future pre-tax share-based compensation expense for stock option grants is $453,769 to be recognized in the remainder of 2007 through 2011. Future pre-tax share-based compensation expense for restricted stock is $119,788. However, of the 35,000 nonvested shares at September 30, 2007, 10,000 shares vested in October 2007 and the remaining 25,000 shares were forfeited when the executive officer granted theses shares terminated employment with DMGI. In the event of a change in control as described in Note 14 below, all of the unvested options will become fully vested in accordance with the terms of the Plan, and DMGI would recognize all of the future share-based compensation expense.

13.	NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding for the three months ended September 30, 2007 and 2006 of 9,086,939 and 8,700,811, respectively, and 9,049,772 and 7,750,059 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, common stock equivalents included outstanding stock options, warrants and non-vested restricted stock totaling 453,000, 423,000 and 35,000 shares, respectively. Common stock equivalents have been excluded from the calculation of the weighted-average number of shares outstanding in all periods presented due to their antidilutive effect. Restricted stock vesting over two years which was issued to three executives in August 2005 were nominal issuances and all such shares are included in basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2007 and 2006.

14.	MERGER WITH ORCHARD

On July 10, 2007, DMGI entered into a merger agreement, which was amended and restated on September 13, 2007 and further amended and restated on October 5, 2007, with The Orchard Enterprises Inc. (“Orchard”), a leading global digital distributor and marketer of music, under which Orchard will become a wholly-owned subsidiary of DMGI following the merger. The combined company will be headquartered in New York, New York. The terms of the merger agreement obligate DMGI to issue in a private placement an aggregate of 9,064,941 shares of common stock of DMGI and 448,833 shares of a newly created series of preferred stock in exchange for all outstanding shares of common and preferred stock of Orchard and all Orchard deferred stock awards. Each share of preferred stock will be convertible into, and will have voting rights equivalent to, ten shares of DMGI’s common stock, with a liquidation preference of $55.70 per share.

The merger agreement contains certain restrictions on the operation of the business of each of DMGI and Orchard through the closing, and DMGI cannot provide any assurance that all conditions to the merger with Orchard will be satisfied or that the merger will ultimately be consummated. Completion of the merger is subject to customary closing conditions, including, but not limited to, approval by DMGI’s and Orchard’s stockholders. A definitive proxy statement dated October 5, 2007 was mailed to DMGI’s stockholders of record as of this date and was filed with the Securities and Exchange Commission. A special meeting of the stockholders of DMGI will take place on November 13, 2007, to approve the merger and a reverse stock split in a ratio ranging from one-for-two to one-for-five of all of the outstanding shares of DMGI common stock, including the shares to be issued in the merger. The reverse stock split is necessary so that the DMGI common stock may be approved for listing on the Nasdaq Global Market upon completion of the merger.

In connection with the merger, DMGI implemented a retention bonus plan for key employees under which DMGI is obligated to pay up to a total of $330,000 in one-time retention bonuses to eligible employees who remain continuously employed by DMGI through the closing date of the merger.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered to be forward-looking statements within the meaning of federal securities law. These statements contain forward-looking information relating to the potential merger with The Orchard Enterprises Inc. (“Orchard”) and the financial condition, results of operations, plans, objectives, future performance and business of Digital Music Group, Inc. These statements (often using words such as “believes”, “expects”, “likely”, “intends”, “estimates”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those projected by us. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. Actual results could differ materially from those anticipated in such forward-looking statements as a result of many reasons, including risks, uncertainties and factors which include, but are not limited to:

•

we cannot assure you that all conditions to the merger with Orchard will be satisfied and the merger consummated and, if consummated, that the operations of DMGI can successfully be integrated with the operations of Orchard or that the combined company will achieve the anticipated operational synergies and cost reductions;

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

Concurrently with the closing of our initial public offering on February 7, 2006, we completed the acquisition of Digital Musicworks International, Inc., a California corporation (“DM1”), and certain assets of Rio Bravo Entertainment LLC, a Delaware limited liability company doing business as Psychobaby (“Rio Bravo”). We issued an aggregate of 2,274,941 shares of common stock to the stockholders of DM1 and to Rio Bravo in connection with the acquisitions. We did not have an operating history separate from the operations of DM1 and the digital music distribution operations of Rio Bravo prior to the completion of those acquisitions. In addition, DM1 has been identified in these transactions as the acquiror for accounting purposes. Accordingly, DMI’s historical financial results are therefore considered to be the historical financial results of Digital Music Group, Inc. The results of Rio Bravo and Digital Music Group, Inc. are included in the consolidated financial statements for periods subsequent to February 7, 2006.

On September 8, 2006, we completed the acquisition of all the ownership interests in DRA, in exchange for $3,200,000 in cash, 420,000 shares of our common stock, and a warrant to purchase 150,000 shares of common stock at $5.57 per share. The warrant had an estimated fair value at the date of issuance of $97,350 which was recorded as acquisition consideration. Under the acquisition agreement, we were obligated to pay up to $1,155,000 in cash and issue up to 87,000 shares of common stock in additional consideration if certain financial targets were achieved through December 31, 2007. This earn-out obligation was settled in full with the former owners of DRA in June 2007, through the payment of approximately $705,000 in cash and the issuance of 56,998 shares of common stock. The results of DRA are included in the consolidated financial statements for periods subsequent to September 8, 2006.

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

Much like the recorded music industry, we believe the television and film video markets have begun a migration from physical distribution (tape and DVDs) to digital distribution through Internet and mobile-based downloading and on-demand subscription services. Personal computers, Apple iPods, video-enabled mobile phones and other devices are now capable of receiving downloads of digital video content. New companies and services such as Google Video, YouTube, AOL/In2TV, Joost, mSpot, Veoh, BitTorrent, Movielink and others, have been launched to focus on digital video distribution, and many of our digital entertainment service partners for music recordings, such as Apple iTunes, have added video distribution capabilities to meet the growing demand for video content. While the emergence of the digital video marketplace is in its early stages, we believe that digital distribution of video content will provide revenue opportunities to video content owners and distributors in the form of permanent ownership downloads, subscription services providing access to large catalogs of video content, and advertising-supported free viewing.

Recent Developments

On July 10, 2007, we entered into a merger agreement, which was amended and restated on September 13, 2007 and further amended and restated on October 5, 2007, with The Orchard Enterprises Inc. (“Orchard”), a leading global digital distributor and marketer of music, under which Orchard will become a wholly-owned subsidiary of DMGI following the merger. The combined company will be headquartered in New York City. In addition, upon closing of the merger, Greg Scholl, the chief executive of Orchard, will assume that role for the combined company. The terms of the merger agreement obligate us to issue in a private placement an aggregate of 9,064,941 shares of our common stock and 448,833 shares of a newly created series of preferred stock in exchange for all outstanding shares of common and preferred stock of Orchard and all outstanding deferred stock wards of Orchard. Each share of preferred stock will be convertible into, and will have voting rights equivalent to, ten shares of our common stock, with a liquidation preference of $55.70 per share.

The merger agreement contains certain restrictions on the operation of the business of each of DMGI and Orchard through the closing, and we cannot provide any assurance that all conditions to the merger with Orchard will be satisfied or that the merger will ultimately be consummated. Completion of the merger is subject to customary closing conditions, including, but not limited to, approval by DMGI’s and Orchard’s stockholders. A definitive proxy statement dated October 5, 2007 was mailed to our stockholders of record as of this date and was filed with the Securities and Exchange Commission. A special meeting of the our stockholders will take place on

November 13, 2007, to approve the merger and a reverse stock split in a ratio ranging from one-for-two to one-for-five of all of the outstanding shares of our common stock, including the shares to be issued in the merger. The reverse stock split is necessary so that the our common stock may be approved for listing on the Nasdaq Global Market upon completion of the merger.

Key Business Metrics

We provide music and video content to digital entertainment services. At September 30, 2007, we had approximately 353,000 individual music recordings under management and over 4,000 hours of music, television and film videos. We purchase or license music and video content from record labels, artists, television and film production companies, and other content owners. We process the content through our digital processing systems for delivery to leading and selected digital entertainment services through which our content becomes available for purchase via downloading or subscription. As of September 30, 2007, we had approximately 270,000 music recordings available through digital entertainment services. The remaining music recordings under contract had either (i) been processed and transmitted to one or more digital entertainment services where they were awaiting review and processing by the services before being posted for sale, (ii) were in various stages of our digitization process, or (iii) had not yet been delivered to us by the content owners. In addition, as of September 30, 2007, we had approximately 4,000 hours of video content under long-term distribution agreements. As of that date, we had processed and delivered over 5,000 episodes from our video catalog to 17 digital entertainment services. We are also a party to short-term distribution agreements for additional recordings that we do not consider to be under management until we receive delivery. We began processing and delivering our video content to digital entertainment services during 2007.

Since our inception through September 30, 2007, our revenue has been derived almost entirely from the sale or distribution of digital music content. Apple iTunes, the most popular digital music retailer, accounted for approximately 59% and 78% of our revenue during the three months ended September 30, 2007 and 2006, and 62% and 84% for the nine months ended September 30, 2007 and 2006, respectively. Our digital music revenue is derived from the following sources:

•

Permanent downloads. In aggregate terms, our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, multiplied by the average number of times our music recordings are downloaded, multiplied by the fee paid to us by each retailer. The download rates for our music recordings are driven primarily by the overall size and growth of the digital music market, the popularity and demand for the recordings, the number and nature of the digital entertainment services through which we make the recordings available to consumers, and the territorial distribution rights we have. The amount we receive per download is negotiated in advance at the time we enter into an agreement with a digital music retailer. Under our agreements with Apple iTunes, we currently receive $0.70 per download for distribution in the United States and up to approximately $0.92 (at current translation rates) per download for distribution outside the United States. For permanent downloads sold through subscription-based services, we receive a percentage of each retailer’s total revenue based on the number of times our music recordings are downloaded as a percentage of each retailer’s total downloads. The overall average download rate paid to us by all digital music retailers was approximately $0.73 and $0.75 for the three months ended September 30, 2007 and 2006 and $0.73 and $0.75 for the nine months ended September 30, 2007 and 2006, respectively. Revenue from permanent downloads comprised approximately 67% and 87% of our total revenue for the three months ended September 30, 2007 and 2006 and approximately 69% and 92% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively.

•

Subscription fees. Certain digital music retailers distribute our music recordings on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period. Following the termination of their subscription, consumers are not able to play our music recordings. Subscription-based revenue comprised approximately 16% and 6% of our total revenue for the three months ended September 30, 2007 and 2006 and approximately 15% and 5% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively.

•

Mobile services. With the acquisition of DRA in September 2006, we gained relationships with numerous mobile distribution services. Over 15% of DRA’s stand-alone revenue was derived from mobile services for the year ended December 31, 2006. On a consolidated basis, approximately 6% of our revenue for 2006 was derived from mobile services, and we expect the sale of our music recordings and certain video content through mobile services to become a more significant portion of our revenue in the future. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and ringtones. During the nine months ended September 30, 2007, we received an average of approximately $0.76 per full-length download and approximately $0.81 per ringtone from our mobile service partners, respectively. Most mobile ringtone services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models. Mobile services revenue comprised approximately 14% and 4% of our total revenue the three months ended September 30, 2007 and 2006 and approximately 13% and 2% of our total revenue for and nine months ended September 30, 2007 and 2006, respectively.

•	Other. Our other revenue is comprised mainly from the third-party licensing of physical distribution rights to our master recordings.

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

Our cost of revenue and corresponding gross profit is determined by the revenue earned on our music and video recordings and the manner in which we own or distribute the recordings. When we purchase or license the digital rights to recorded music or music videos, we have no influence over the terms as stipulated in the original recording contract between the content owner and artists or publishers. Our experience is that these artist royalty obligations for music recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music recordings are a statutory rate in the United States of America, which was $0.085 per music recording sold during 2005, which increased to $0.091 in January 2006. The royalties for music video recordings, or synchronization rights, are negotiated by contract with the artist or publisher and typically range between $0.10 and $0.15 per video download. When we acquire the master recordings or digital rights to music or music video recordings, we usually pay certain or all of these artist, publisher and synchronization royalties. We capitalize the acquisition costs, including the purchase price and direct ancillary costs, of our perpetual and long-term digital rights and our master recordings. We amortize these amounts over the shorter of seven years or the length of the contract for digital rights and ten years for master recordings, which we believe reasonably relates the amount of amortization to the revenue expected to be generated. When we have acquired our digital rights through long-term license agreements with music and video content owners, our cost of revenue typically includes a revenue sharing arrangement, whereby the content owner receives 25% to 57% of the gross or net revenue, as defined, over the term of the agreement. As an inducement to enter into the long-term license agreement, we will make a royalty advance against the content owner’s share of future royalties under this revenue sharing arrangement. All such advance royalties are capitalized as a prepaid asset that is amortized as cost of revenue as the related revenue is earned and the cash advances are recouped. In short- term distribution agreements, which typically have terms of two to three years, we are not responsible for any artists, publisher or synchronization royalties and we generally make no upfront or fixed payments to the content owner at the time we enter into the agreement. The revenue sharing percentage retained by the content owner (generally 80% to 85% for music recordings and 70% for video recordings) is substantially higher than under long-term license agreements. Accordingly, higher gross profit margins are achieved from revenue generated from owned content and under perpetual and long-term license agreements and lower gross profit margins are achieved through short-term distribution agreements.

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

Critical Accounting Policies

There have been no significant changes in or additions to our critical accounting policies during the nine months ended September 30, 2007, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 30, 2007.

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

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of revenue, as well as certain additional revenue and operating data regarding our sources of revenue; music and video recordings available for sale and paid downloads data for the periods indicated:

	For the Three Months Ended September 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Revenue	$3,083,200	100.0%	$1,214,209	100.0%
Cost of revenue:
Royalties and payments to content owners	2,041,629	66.2%	667,154	54.9%
Amortization of digital rights and master recordings	210,793	6.8%	136,251	11.2%
Write-down of assets	137,246	4.5%	—	—

Gross profit	693,532	22.5%	410,804	33.9%
Operating, general and administrative expenses	(1,557,795)	(50.5%)	(1,616,393)	(133.1%)
Merger-related expenses	(598,197)	(19.4)	—	—
Interest, taxes and other, net	148,358	4.8%	356,792	29.3%

Net loss	$(1,314,102)	(42.6)%	$(848,797)	(69.9)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$2,051,198	66.6%	$1,027,346	84.6%
Mobile services	444,545	14.4%	44,937	3.7%
Subscriptions	499,273	16.2%	107,351	8.9%
Other	62,842	2.0%	34,575	2.8%

Total digital music revenue	3,057,858	99.2%	1,214,209	100.0%
Digital video revenue	25,342	0.8%	—	—

Total revenue	$3,083,200	100.0%	$1,214,209	100.0%

Digital music revenue from:
Owned and controlled music recordings	$995,633	32.3%	$739,829	60.9%
Music recordings under short-term distribution agreements	2,062,225	66.9%	474,380	39.1%

Total digital music revenue	3,057,858	99.2%	1,214,209	100.0%
Digital video revenue	25,342	0.8%	—	—

Total revenue	$3,083,200	100.0%	$1,214,209	100.0%

Average number of music recordings available for sale during the period	270,400		109,900
Number of music recordings available for sale at the end of the period	271,000		184,000
Number of paid downloads (1)	2,807,300		1,363,200

	For the Nine Months Ended September 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Revenue	$9,627,012	100.0%	$2,774,396	100.0%
Cost of revenue:
Royalties and payments to content owners	6,634,821	68.9%	1, 402,478	50.6%
Amortization of digital rights and master recordings	605,244	6.3%	271,099	10.0%
Write-down of assets	137,246	1.4%	—	—

Gross profit	2,249,701	23.4%	1,100,819	39.4%
Operating, general and administrative expenses	(5,040,305)	(52.4%)	(3,911,256)	(141.0%)
Merger-related expenses	(927,040)	(9.6)	—	—
Interest, taxes and other , net	557,707	5.8%	958,332	34.4%

Net loss	$(3,159,937)	(32.8)%	$(1,852,105)	(67.0)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$6,661,989	69.2%	$2,518,327	90.8%
Mobile services	1,206,789	12.5%	44,951	1.6%
Subscriptions	1,491,972	15.5%	172,794	6.2%
Other	237,734	2.5%	38,324	1.4%

Total digital music revenue	9,598,484	99.7%	2,774,396	100.0%
Digital video revenue	28,528	0.3%	—	—

Total revenue	$9,627,012	100.0%	$2,774,396	100.0%

Digital music revenue from:
Owned and controlled music recordings	$2,970,100	30.9%	$1,971,597	71.1%
Music recordings under short-term distribution agreements	6,628,384	68.8%	802,799	28.9%

Total digital music revenue	9,598,484	99.7%	2,774,396	100.0%
Digital video revenue	28,528	0.3%	—	—

Total revenue	$9,627,012	100.0%	$2,774,396	100.0%

Average number of music recordings available for sale during the period	250,900		77,700
Number of music recordings available for sale at the end of the period	271,000		184,000
Number of paid downloads (1)	9,177,000		3,379,000

(1)	Does not include the number of times our music recordings were streamed or played on subscription-based digital music retailers or downloaded through mobile services.

Comparison of Three Months Ended September 30, 2007 to 2006

Revenue. Revenue increased to $3,083,200 for the three months ended September 30, 2007, from $1,214,209 for the three months ended September 30, 2006. Total paid music downloads increased to 2,807,300 from 1,363,200 for the same periods, respectively. The increase in the number of paid music downloads (including downloads from mobile ringtones and subscription services) was driven by the increase in music recordings made available for sale, while the average monthly download rate of 5.0 times during the third quarter of 2007 remained constant compared to 5.0 times during the third quarter of 2006. The average number of music recordings available for sale was approximately 270,400 during the third quarter of 2007 and 109,900 during the third quarter of 2006. The increase in the average number of music recordings available reflects the increase in music recordings under contract which have been delivered to and processed by us and made available for sale by our digital entertainment service partners and the acquisition of DRA which added approximately 53,000 music recordings in September 2006. Revenue from mobile distribution was $444,545 in the third quarter of 2007 and $44,937 in the third quarter of 2006, primarily as a result of our acquisition of DRA. In addition, our revenue from subscription services increased to $499,273 in the third quarter of 2007, from $107,351 in the third quarter of 2006. Revenue from other sources such as physical rights licensing increased to $62,842 in the third quarter of 2007, from $34,575 in the third quarter of 2006, as a result of additional master recordings available to market. We commenced the digital distribution of our video content during 2007 on a limited and, in several cases, a test-marketing basis, and our revenue for the third quarter of 2007 from this source was $25,342.

Cost of revenue. Our royalties and payments to content owners increased to $2,041,629 for the three months ended September 30, 2007, compared to $667,154 for the three months ended September 30, 2006. The increase is related to the overall increase in revenue and the acquisition of DRA. During the third quarter of 2007, our royalties and payments to content owners amounted to 66.2% of our total revenue as compared to 54.9% of total revenue in the same period last year. During the third quarter of 2006, 78.2% of our revenue was derived from music recordings owned by us which require no external payments to content owners or distributed under long-term distribution agreements which typically carry revenue sharing rates of 25% to 50% paid to the content owner. The acquisition of DRA in September 2006 had a significant effect on our revenue mix and gross profit margins, as revenue derived from digital music distributed under short-term agreements increased to 66.9% of our total revenue in the third quarter of 2007 as compared to 21.8% in the third quarter of 2006. DRA’s short-term distribution agreements have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. In addition, the amortization of digital rights and master recordings increased to $210,793 in the third quarter of 2007, compared to $136,251 in the third quarter of 2006. We have used a portion of the net proceeds from our initial public offering in February 2006 to acquire additional digital rights and master recordings. As of September 30, 2007, we are amortizing digital rights and master recordings with a cost basis of approximately $7.0 million compared to approximately $5.3 million at September 30, 2006. Also, during the three months ended, September 30, 2007, we recorded an impairment charge of $137,246 related to the write-down of royalty advances associated with a music catalog. As a result of these factors, gross profit increased to $693,532 in the third quarter of 2007, as compared to $410,804 in the third quarter of 2006, but gross profit margins decreased to 22.5% of total revenue in the current period, compared to 33.9% in the third quarter of 2006.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$714,124	45.8%	$806,204	49.9%
Professional fees	182,298	11.7%	170,924	10.6%
Corporate governance expenses	152,805	9.8%	147,480	9.1%
Share-based compensation	124,164	8.0%	81,853	5.1%
Depreciation and amortization	96,085	6.2%	40,244	2.5%
Rent	71,665	4.6%	58,806	3.6%
Travel expenses	45,450	2.9%	60,354	3.7%
Media and investor relations	20,883	1.3%	121,962	7.5%
Other	150,321	9.7%	128,566	8.0%

Total	$1,557,795	100.0%	$1,616,393	100.0%

Operating, general and administrative expenses decreased to $1,557,795 for the three months ended September 30, 2007 from $1,616,393 for the three months ended September 30, 2006, primarily due to decreased personnel-related expenses because of $113,000 of severance costs recorded in the third quarter of 2006 in connection with the departure of a senior executive and decreased media and investor relations activities, partially offset by increased depreciation associated with acquisitions of furniture and equipment and increased share-based compensation attributable to the granting of stock options and restricted stock incentives.

Merger-related expenses. In the three months ended September 30, 2007, we had incurred $598,197 of expenses related to the pending merger with Orchard as described above, primarily professional fees. In this transaction, Orchard will be deemed the “acquiror” for financial reporting purposes and, as such, our entire merger related costs and expenses must be charged to expense as incurred.

Interest, taxes and other, net. Interest, taxes and other, net was $148,358 in the three months ended September 30, 2007, compared to $356,792 for the three months ended September 30, 2006, due to the reduction in cash available for investment as we utilized a portion of the proceeds from our initial public offering primarily to expand our infrastructure, acquire rights to additional music and video recordings, develop competencies in digitally encoding video content and fund operating losses. Our initial public offering closed on February 7, 2006 and we received net cash proceeds of $33.2 million.

Comparison of Nine Months Ended September 30, 2007 to 2006

Revenue. Revenue increased to $9,627,012 for the nine months ended September 30, 2007, from $2,774,396 for the nine months ended September 30, 2006. Total paid music downloads increased to 9,177,000 from 3,379,000 for the same periods, respectively. The increase in the number of paid music downloads (including downloads from mobile ringtones and subscription services) was driven by the increase in music recordings made available for sale and a slight increase in the average monthly download rate to 5.8 times during the first nine months of 2007 from 5.5 times during the first nine months of 2006. The average number of music recordings available for sale was approximately 250,900 during the first nine months of 2007 and 77,700 during the first nine months of 2006. The increase in the average number of music recordings available reflects the increase in music recordings under contract which have been delivered to and processed by us and made available for sale by our digital entertainment service partners and the acquisition of DRA which added approximately 53,000 music recordings in September 2006. Revenue from mobile distribution was $1,206,789 in the first nine months of 2007 and $44,951 in the first nine months of 2006, primarily as a result of our acquisition of DRA. In addition, our revenue from subscription services increased to $1,491,972 in the first nine months of 2007, from $172,794 in the first nine months of 2006. Revenue from other sources such as physical rights licensing increased to $237,734 in the third quarter of 2007, from $38,324 in the third quarter of 2006, as a result of additional master recordings available to market. We commenced the digital distribution of our video content during 2007 on a limited and, in several cases, a test-marketing basis, and our revenue for the period from this source was $28,528.

Cost of revenue. Our royalties and payments to content owners increased to $6,634,821 for the nine months ended September 30, 2007, compared to $1,402,478 for the nine months ended September 30, 2006. The increase is related to the overall increase in revenue and the acquisition of DRA. During the first nine months of 2007, our royalties and payments to content owners amounted to 68.9% of our total revenue as compared to 50.6% of total revenue in the same period last year. During the first nine months of 2006, 83.9% of our revenue was derived from music recordings owned by us, which require no external payments to content owners, or distributed under long-term distribution agreements, which typically carry revenue sharing rates of 25% to 50% paid to the content owner. The acquisition of DRA in September 2006 had a significant effect on our revenue mix and gross profit margins, as revenue derived from digital music distributed under short-term agreements increased to 68.8% of our total revenue in the first nine months of 2007 as compared to 16.1% in the first nine months of 2006. DRA’s short-term distribution agreements have revenue sharing arrangements that typically result in payments to content owners ranging from 80% to 85% of revenue. In addition, the amortization of digital rights and master recordings increased to $605,244 in the first nine months of 2007, compared to $271,099 in the first nine months of 2006. We have used a portion of the net proceeds from our initial public offering in February 2006 to acquire additional digital rights and master recordings. As of September 30, 2007, we are amortizing digital rights and master recordings with a cost basis of approximately $7.0 million compared to approximately $5.3 million at September 30, 2006. Also, during the nine months ended, September 30, 2007, we recorded an impairment charge of $137,246 related to the write-down of royalty advances associated with a music catalog. As a result of these factors, gross profit increased to $2,249,701 in the first nine months of 2007, as compared to $1,110,819 in the first nine months of 2006, but gross profit margins decreased to 23.4% of total revenue in the current period, compared to 39.7% in the first nine months of 2006.

Operating, general and administrative expenses. The following table sets forth the individual components of operating, general and administrative expenses for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,240,942	44.5%	$1,893,715	48.4%
Professional fees	690,441	13.7%	492,306	12.6%
Corporate governance expenses	485,765	9.6%	417,028	10.7%
Share-based compensation	320,364	6.4%	241,736	6.2%
Depreciation and amortization	271,232	5.4%	88,495	2.3%
Rent	216,863	4.3%	130,593	3.3%
Travel expenses	175,748	3.5%	146,297	3.7%
Media and investor relations	132,441	2.6%	191,198	4.9%
Other	506,509	10.0%	309,888	7.9%

Total	$5,040,305	100.0%	$3,911,256	100.0%

Operating, general and administrative expenses increased to $5,040,305 for the nine months ended September 30, 2007 from $3,911,256 for the nine months ended September 30, 2006. Our operating, general and administrative expenses for the first nine months of 2007 include the expenses of our DRA subsidiary which was acquired in September 2006. In addition, operating, general and administrative expenses increased after our initial public offering in February 2006 because of an increase in (i) employees and the resulting payroll costs and share-based compensation attributable to the granting of stock options and restricted stock awards, partially offset by $38,384 of share-based compensation recognized in the first nine months of 2006 associated with the accelerated vesting of DMI stock options, (ii) professional fees, (iii) office rent, and (iv) other expenses as we expanded our infrastructure to acquire rights to additional music and video recordings, to process an increasing number of music recordings, to develop competencies in digitally encoding video content, and to meet our obligations as a public company.

Merger-related expenses. In the nine months ended September 30, 2007, we had incurred $927,040 of expenses related to the pending merger with Orchard, primarily professional fees. In this transaction, Orchard will be deemed the “acquiror” for financial reporting purposes and, as such, our entire merger related costs and expenses must be charged to expense as incurred.

Interest, taxes and other, net. Interest, taxes and other, net was $557,707 in the nine months ended September 30, 2007, compared to $958,332 for the nine months ended September 30, 2006, due to the reduction in cash available for investment as we utilized a portion of the proceeds from our initial public offering primarily to expand our infrastructure, acquire rights to additional music and video recordings, develop competencies in digitally encoding video content and fund operating losses. Our initial public offering closed on February 7, 2006 and we received net cash proceeds of $33.2 million.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2007

Our operating activities resulted in a net cash outflow of $769,603 during the nine months ended September 30, 2007. The primary components of the reconciliation of net loss of $3,159,937 to net cash used by operations included non-cash charges relating to the recoupment of royalty advances of $901,481, share-based compensation of $320,364, depreciation of furniture and equipment of $272,839, amortization of digital rights and master recordings of $605,244 and the write-down and loss on sale of assets of $148,949. In addition, changes in working capital components provided $240,591 in operating cash flow primarily attributable to the decrease in prepaid expenses.

Our investing activities resulted in net cash outflows of $8,091,157 during the nine months ended September 30, 2007, which was principally comprised of $419,185 for the purchase of furniture and equipment, $705,008 for the payment of earn-out consideration for the DRA acquisition, $1,732,979 for the purchase of digital rights and master recordings, and $5,226,397 for cash advances to acquire digital license rights to music and video recordings.

Our financing activities during the nine months ended September 30, 2007 resulted in a net use of cash of $36,302 primarily for payments on capital lease obligations.

As of September 30, 2007, we had cash and cash equivalents of approximately $11.6 million and a working capital surplus of approximately $12.5 million. At September 30, 2007, we were contractually obligated to pay approximately $2.3 million in additional advance royalties and digital rights and master recordings purchase consideration, due under various digital rights agreements generally as music and video recordings and related metadata and artwork are received from the content owners for processing by us. We are also obligated to pay a total of $371,250 in equal quarterly installments through November 2015 as additional advances against future royalties under one long-term agreement.

Our principal sources of liquidity are our cash and cash equivalents. We believe that our existing cash reserves will be sufficient to fund our operations, working capital requirements, capital expenditure requirements, contractual obligations and content acquisition objectives through 2008. However, we may seek to raise additional capital through a future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities

Off Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing our revenue while controlling and limiting our expenses at current levels. Some of the factors that we expect could have a significant impact on our future results are discussed below.

•

Digital music industry conditions. The digital music industry is still evolving and subject to rapid change. The previously strong quarter-over-quarter growth in digital music sales reported industry-wide continues has slowed recently, which is natural as an industry matures and the base on which percentage growth is measured becomes larger. There was an industry-wide decline in sales of physical product (pre-recorded music CDs) experienced during the first nine months of 2007 which was larger than the increase in digital music sales for the same period. The early-stage nature of the digital transition presently occurring in the music industry and our limited operating history have not allowed us to definitively identify specific consumer trends or factors in our business that may affect the timing and extent of digital downloading as a replacement for purchases of music CDs and the resulting impact on our revenue.

We have observed a continued increase in the competitive environment for the acquisition of digital rights to music recordings owned by active independent record labels from our competitors engaged in the short-term distribution of digital music and from subsidiaries of the four major record label groups. In particular, major record label groups which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. During the first half of 2007, we were notified by three independent record labels digitally distributing their music through our DRA subsidiary that they intend to shift distribution of their catalogs from us to a subsidiary of a major record label. In addition, our direct competitors, which have typically engaged in the digital distribution of music with no upfront advance cash payments, have begun making cash royalty advances or reduced their gross profit margins to attract or retain high-quality music catalogs. While we do not expect the decrease in revenue and gross profit from the three labels we have lost to subsidiaries of the major record label groups to be material, the aggressive competition from our direct competitors, as well as from major record label groups and other independent physical distributors with the ability to offer reduced physical distribution fees in order to gain the digital distribution rights from independent labels and content owners, may cause us to experience a higher rate of non-renewal than we have experienced in the past and may adversely impact our ability to enter into new agreements.

During the second quarter of 2007, Apple iTunes and EMI Music announced an agreement to sell a broad selection of EMI music recordings without digital rights management, or “DRM”. Such recordings would be made available in a higher quality format but at the same price to the consumer as DRM music recordings currently offered on Apple iTunes. Apple iTunes has made this distribution option available to us and we have made certain of our content available without DRM, in a higher-quality format and at the same price as DRM recordings. We believe that the availability of non-DRM music downloads may lead to accelerated growth in the digital music industry.

•

Revenue from video content. As of September 30, 2007, we had more than 4,000 hours of music, television and film video content under contract. As of that date, we had processed and delivered over 5,000 episodes of video content to 17 online and mobile video retailers. Because most of our distribution partners are still in the process of launching and establishing their digital entertainment services for video or are in the testing phase for advertising-supported business models, the revenue we have received from video sales-to-date has been negligible.

•

Business development. As of September 30, 2007, we had cash and cash equivalents of approximately $11.6 million, the majority of which is earmarked for content acquisitions, including up to approximately $2.6 million we are contractually obligated to pay under content acquisitions and long-term license arrangements. Negotiating and consummating digital rights agreements for entertainment content is a complex and time consuming process, and we cannot predict how quickly we will be able to deploy our capital and add to the music and video content we have available to consumers. We are seeking to acquire additional digital rights and to enter into additional long-term license agreements for both music and video content. We also are seeking to enter into additional short-term distribution agreements for both music and video content as they provide a method for achieving revenue growth without investing our capital in the form of cash royalty advances or purchase price. However, depending on competitive market conditions, we may offer cash advances to certain substantial content owners under existing short-term distribution agreements as an inducement to extend their agreements with us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We receive payments from digital entertainment services in U.S. dollars for all sales to consumers in the United States. For those digital entertainment services which sell our music and video content to consumers in foreign countries, the monthly or quarterly sales and payments to us are based on local currency, which we convert to U.S. dollars at the market-based foreign exchange rate at time of receipt. For the nine months ended September 30, 2007, approximately 17% of our revenue was derived on this basis from consumers outside of the U.S. As a result, we have foreign currency exposure to fluctuations in foreign currency exchange rates with respect to a portion of our revenue. Our foreign currency net loss for the nine months ended September 30, 2007 was $24,139, which is in other expense.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable, royalties payable and long-term obligations. Based on our investment policy, we may invest our cash primarily in a variety of financial instruments, consisting principally of investments in highly-rated commercial paper, United States treasury obligations, United States and municipal government agency securities, United States government sponsored enterprises, demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations. We consider investments in highly liquid instruments purchased with an original maturity or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Based on our cash and cash equivalents of approximately $11.6 million at September 30, 2007, a one percent per annum change in interest rates could cause a change in our interest income of approximately $116,000 per year. Due to the investment grade level of our investments, we anticipate minimal market rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time our Company becomes involved in commercial and contractual disputes and disagreements arising in the ordinary course of business, which we typically seek to resolve through direct negotiations with the principals or representatives of the party involved. Management does not believe that the outcome of these disputes, disagreements or legal proceedings, individually, or in the aggregate, will have a material adverse effect on our financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Through September 30, 2007, we have used a portion of the $33.2 million in net cash proceeds from our initial public offering in February 2006, including $4,461,000 to acquire digital rights and master recordings; $10,633,000 to advance royalty payments for catalogs to be distributed under long-term license agreements; $1,040,000 for capital expenditures for processing and encoding equipment and upgrades to our royalty payment system; and for general corporate purposes, including funding working capital requirements. We also used $4,172,000, net of cash received, in partial consideration for the acquisition of Digital Rights Agency, LLC in September 2006 and to pay earn-out consideration in June 2007. We had approximately $11.6 million in cash and cash equivalents as of September 30, 2007 that is designated primarily for the acquisition of digital music and video content and for general corporate purposes.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form or Schedule	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws.	8-K	000-51761	3.1	July 16, 2007

4.1	Form of Registrant’s Common Stock Certificate.	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan.	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.	10-Q	000-51761	10.33	November 14, 2006

10.6	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.7	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.11	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.14	February 1, 2006

10.12	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.13	Management Incentive Bonus Plan for the Year Ended December 31, 2006.	10-Q	000-51761	10.19	August 14, 2006

10.14	Separation Agreement dated July 10, 2007 between Registrant and Mitchell Koulouris	8-K	000-51761	10.1	July 16, 2007

10.15	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris.	10-Q	000-51761	10.20	August 14, 2006

10.16*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.17*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.18*	Digital Music Download Sales Agreement effective as of April 2, 2007, between Apple Inc. and Registrant.	10-K	000-51761	10.24	March 30, 2007

10.19*	Digital Music Download Sales Agreement dated April 2, 2007 between iTunes S.a.r.l. and Registrant.	10-K	000-51761	10.25	March 30, 2007

10.20*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.21*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.22*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.23*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.24*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.25*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.26*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.27	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.28	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

10.29	Amendment dated June 21, 2007 by and between Digital Music Group, Inc. and Tuhin Roy, to the Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd	8-K	000-51761	2.1	June 26, 2007

10.30	Unaudited Condensed Consolidated Statement of Operations for the 12 Months Ended February 28, 2007 of Digital Music Group, Inc	8-K	000-51761	99.1	June 26, 2007

10.31	Services Agreement between Digital Music Group, Inc. and Cliff Haigler dated September 25, 2007	8-K	000-51761	10.1	September 28, 2007

10.32	Services Agreement between Digital Music Group, Inc. and Richard Rees dated September 25, 2007	8-K	000-51761	10.2	September 28, 2007

10.33	Amended and Restated Agreement and Plan of Merger as of October 5, 2007	14A	000-51761	Annex A	October 10, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MUSIC GROUP, INC.

By:	/s/ Cliff Haigler
Cliff Haigler
Interim Chief Financial Officer

Date: November 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form or Schedule	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1	333-128687	3.2	February 1, 2006

3.2	Amended and Restated Bylaws.	8-K	000-51761	3.1	July 16, 2007

4.1	Form of Registrant’s Common Stock Certificate.	S-1	333-128687	4.1	February 1, 2006

4.2	Form of Warrant to Purchase Registrant’s common stock.	8-K	000-51761	4.1	February 10, 2006

4.3	Warrant to Purchase Common Stock dated as of September 8, 2006 by and between Digital Music Group, Inc. and Tuhin Roy.	8-K	000-51761	4.1	September 11, 2006

10.1	Form of Indemnification Agreement by and between Registrant and each of its directors and officers.	S-1	333-128687	10.1	February 1, 2006

10.2	Amended and Restated 2005 Stock Plan.	S-1	333-128687	10.2	February 1, 2006

10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders.	S-1	333-128687	10.3	February 1, 2006

10.4	Office Lease Agreement dated March 20, 2006 between Registrant and CA-Gateway Oakes Limited Partnership.	10-Q	000-51761	10.4	May 15, 2006

10.5	Office Lease Agreement dated July 16, 2006, between Digital Rights Agency, LLC and Hamms Building Associates, assumed by the Registrant.	10-Q	000-51761	10.33	November 14, 2006

10.6	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Mitchell Koulouris.	S-1	333-128687	10.10	February 1, 2006

10.7	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Anders Brown.	S-1	333-128687	10.11	February 1, 2006

10.8	Non-Competition and Non-Solicitation Agreement dated September 12, 2005 between Registrant and Peter Koulouris.	S-1	333-128687	10.12	February 1, 2006

10.9	Non-Competition and Non-Solicitation Agreement dated September 22, 2005 between Registrant and Richard Rees.	S-1	333-128687	10.13	February 1, 2006

10.10	Non-Competition and Non-Solicitation Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.30	November 14, 2006

10.11	Employment Agreement dated September 13, 2005 with Mitchell Koulouris, President and Chief Executive Officer and Director of Registrant, as amended by Amendment No. 1 to Employment Agreement dated September 10, 2006.	S-1	333-128687	10.14	February 1, 2006

10.12	Employment Agreement dated September 8, 2006 with Tuhin Roy, Chief Strategy Officer of Registrant.	10-Q	000-51761	10.29	November 14, 2006

10.13	Management Incentive Bonus Plan for the Year Ended December 31, 2006.	10-Q	000-51761	10.19	August 14, 2006

10.14	Separation Agreement dated July 10, 2007 between Registrant and Mitchell Koulouris	8-K	000-51761	10.1	July 16, 2007

10.15	Separation Agreement dated July 7, 2006 between Registrant and Peter Koulouris.	10-Q	000-51761	10.20	August 14, 2006

10.16*	Digital Music Download Sales Agreement dated March 30, 2004 between Apple Computer, Inc. and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.22	February 1, 2006

10.17*	Digital Music Download Sales Agreement dated March 2, 2004 between Apple Computer, Inc. and Rio Bravo Entertainment LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.23	February 1, 2006

10.18*	Digital Music Download Sales Agreement effective as of April 2, 2007, between Apple Inc. and Registrant.	10-K	000-51761	10.24	March 30, 2007

10.19*	Digital Music Download Sales Agreement dated April 2, 2007 between iTunes S.a.r.l. and Registrant.	10-K	000-51761	10.25	March 30, 2007

10.20*	Deal Memorandum dated February 7, 2005 between Carinco AG and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.19	February 1, 2006

10.21*	Digital Rights Purchase Agreement dated August 26, 2005 between CASCADE GmbH and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.20	February 1, 2006

10.22*	Deal Memorandum dated June 15, 2005 between San Juan Music Group and Digital Musicworks International, Inc. (now Registrant).	S-1	333-128687	10.21	February 1, 2006

10.23*	Digital Distribution Agreement dated as of October 1, 2005 between Fulfill aka Artful Records and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.24	February 1, 2006

10.24*	Portal Agreement dated September 9, 2004 between Green Linnet Records Inc. and Rio Bravo Entertainment, LLC dba Psychobaby, assumed by Registrant.	S-1	333-128687	10.25	February 1, 2006

10.25*	Distribution Agreement dated September 29, 2005 between LICENSEMUSIC.COM ApS and Digital Musicworks International, Inc. (now Registrant), as amended by Amendment No. 1 dated January 29, 2006.	S-1	333-128687	10.27	February 1, 2006

10.26*	Digital Distribution Agreement dated September 12, 2006 between TufAmerica, Inc. (d/b/a/ Tuff City and Night Train Music Group) and the Registrant.	10-Q	000-51761	10.32	November 14, 2006

10.27	Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd.	8-K	000-51761	2.1	September 11, 2006

10.28	Lock Up Agreement dated September 8, 2006 between Registrant and Tuhin Roy.	10-Q	000-51761	10.31	November 14, 2006

10.29	Amendment dated June 21, 2007 by and between Digital Music Group, Inc. and Tuhin Roy, to the Agreement and Plan of Merger dated as of September 8, 2006, by and among Digital Music Group, Inc., Longtail Acquisition Corp., Digital Rights Agency LLC, Tuhin Roy and Rapfogel Partners Ltd	8-K	000-51761	2.1	June 26, 2007

10.30	Unaudited Condensed Consolidated Statement of Operations for the 12 Months Ended February 28, 2007 of Digital Music Group, Inc	8-K	000-51761	99.1	June 26, 2007

10.31	Services Agreement between Digital Music Group, Inc. and Cliff Haigler dated September 25, 2007	8-K	000-51761	10.1	September 28, 2007

10.32	Services Agreement between Digital Music Group, Inc. and Richard Rees dated September 25, 2007	8-K	000-51761	10.2	September 28, 2007

10.33	Amended and Restated Agreement and Plan of Merger as of October 5, 2007	14A	000-51761	Annex A	October 10, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.