Form 10-K
period 2007-12-31
Orchard Enterprises, Inc.
filed 2008-03-31
CIK 1339729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51761

The Orchard Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3365526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Park Avenue, 2nd Floor
New York, NY 10017
(Address of principal executive offices, including ZIP Code)
(212) 201-9280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act:  Yes ☐     No ☑

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was $26,899,624 based on the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market System on such date.

As of March 31, 2008, the registrant had 6,155,127 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2007.

THE ORCHARD ENTERPRISES, INC.

		Page

PART I
Item 1.	BUSINESS	1
Item 1A.	RISK FACTORS	10
Item 1B.	UNRESOLVED STAFF COMMENTS	20
Item 2.	PROPERTIES	20
Item 3.	LEGAL PROCEEDINGS	20
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
Item 6.	SELECTED FINANCIAL DATA	22
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37
Item 9A(T).	CONTROLS AND PROCEDURES	37
Item 9B.	OTHER INFORMATION	39

PART III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	39
Item 11.	EXECUTIVE COMPENSATION	39
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	39
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	39

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	39
SIGNATURES		II-1
INDEX TO FINANCIAL STATEMENTS		F-1
EXHIBIT INDEX
EX-3.2: CERTIFICATE OF INCORPORATION
EX-3.3: CERTIFICATE OF DESIGNATION
EX-4.1: FORM OF COMMON STOCK CERTIFICATE
EX-10.7: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.8: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.9: EMPLOYMENT AGREEMENT
EX-10.10: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.11: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.12: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.13: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.14: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.15: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.16: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-10.17: AMENDED DIGITAL DOWNLOAD SALES AGREEMENT
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF MARCUM & KLIEGMAN, LLP
EX-23.2: CONSENT OF DELOITTE & TOUCHE, LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

(i)

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;

•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix;

•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution, and revenue growth from higher margin owned and controlled content;

•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;

•	Our ability to continue to acquire digital rights and market our value-added services to content owners;

•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;

•	Distribution of our music and video content;

•	Music and video piracy;

•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution; and

•	The effects of the business combination of The Orchard Enterprises, Inc. (a Delaware corporation formerly known as Digital Music Group, Inc.) and Orchard Enterprises NY, Inc. (a New York corporation formerly known as The Orchard Enterprises Inc.).

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors.” Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

(ii)

PART I

Item 1.	BUSINESS

Executive Summary

In this annual report on Form 10-K, all references to “we,” “us,” “our,” or the “Company” mean The Orchard Enterprises, Inc. and our consolidated subsidiaries, except where it is clear that the term means only The Orchard Enterprises, Inc., the stand-alone parent company formerly known as Digital Music Group, Inc., which we sometimes also refer to as “DMGI.” When we use the term “Orchard NY” we mean our principal operating subsidiary, Orchard Enterprises NY, Inc., and its consolidated subsidiaries that we acquired in the Merger.

The Merger

On November 13, 2007, we completed a business combination, sometimes referred to herein as the “Merger,” through the merger of our wholly-owned acquisition subsidiary with and into the former “The Orchard Enterprises Inc.” (a New York corporation now called “Orchard Enterprises NY, Inc.”). As a result of the Merger, the former shareholders of Orchard Enterprises NY, Inc. became the holders of a majority of the outstanding capital stock of our company and Orchard NY became our wholly-owned subsidiary. Although we were the acquiring entity for legal purposes, the Merger was accounted for as a “reverse acquisition” and for accounting purposes we were deemed to be the acquired entity in the Merger.

Accordingly, the historical financial results prior to the Merger are those of Orchard NY and its consolidated subsidiaries and replace the historical financial results of DMGI as it existed prior to the Merger. The results of operations for DMGI and its pre-Merger consolidated subsidiaries are included in the Company’s consolidated financial results beginning on November 13, 2007.

The presentation of Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Preferred Stock reflects the historical stockholders’ equity of Orchard NY through November 12, 2007. The effect of the issuance of shares of DMGI common stock and DMGI Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger is reflected from November 13, 2007 through the year ended December 31, 2007.

In connection with the Merger, our board of directors declared a one for three reverse stock split of our common stock effective November 14, 2007, and we changed our trading symbol on the NASDAQ Global Market from “DMGI” to “ORCD.” We also began conducting our business under the trade name “The Orchard” and, on February 9, 2008, we officially changed our legal entity name from “Digital Music Group, Inc.,” to “The Orchard Enterprises, Inc.”

Business Overview

We are a global leader in digital media services, controlling and distributing more than 1,000,000 music and audio recordings and over 3,000 hours of video programming through hundreds of digital stores (e.g., iTunes, eMusic, Google, Netflix) and mobile carriers (e.g., Verizon, Vodafone, Bell Canada, Moderati, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings, and videos available for purchase at the online stores and through innovative marketing and promotional campaigns; branded entertainment programs; film, advertising, gaming and television licensing; among other services.

Today, our core business is derived from the retail sale (through digital stores) and other forms of exploitation of our controlled, licensed music catalogue; this core business represents 88% of our total revenues for the year ended December 31, 2007. We believe we are differentiated and well positioned as a digital music marketer and distributor relative to our competition. It is generally accepted that digital music products will overtake and surpass physical music products (i.e., the “compact disc”) and become the primary means of retail music consumption. We believe that this trend away from physical music products will be sustained, long term, and irreversible, notably because the purchase of music content in digital format offers many advantages to consumers over physical form (such as larger selection, ability to sample prior to purchase, 24-hour accessibility, portable format, and single track availability as opposed to entire album). We expect to derive revenue growth as a result of this trend.

We believe we will achieve growth through:

•	Increased sales on our existing catalogue as the market continues to shift to digital exploitation;

•	Increased sales as new entrants develop additional sales channel opportunities through existing and prospective retail business models;

•	Continued improvements in our marketing and promotion effectiveness; and

•	Exploiting new content made available by existing clients, new clients who have yet to make their content available for digital exploitation, and new clients that we win from our competitors.

We have developed an effective global organization of employees, consultants and companies operating in 28 countries worldwide that not only source local repertoire within their local territories for distribution by us, but also expand and service our network of digital entertainment service partners and provide our ancillary services and products within their local territories. We believe the combination of a functional organization and orientation with strong local delivery capabilities is a powerful and advantageous combination for us, and unique in the industry.

We believe that we have changed traditional notions of “distribution” by pioneering a broad suite of client services in addition to our primary music distribution and marketing business. These services range from placing a music recording for use in film, TV and advertising programming (referred to as “synchronization”), to co-marketing initiatives with leading consumer brands (for example, creating a digital music promotion that is redeemable by consumers who purchase an electronics item), to global publishing administration (whereby we research and administer the publishing copyright royalties on behalf of master recording owners). Historically, we have often been first to market these types of new, nontraditional services to our clients, and in making independent music available in new digital music retail services (whereby “independent” refers to master recordings not controlled or owned by the four major music companies, which are Sony/BMG, Universal Music Group, EMI and Warner Music Group). For example, we were the launch partner for Verizon, one of the largest U.S. mobile operators, for its VCAST music service (and represented the only independent music in the service when it first became available to end consumers). Further, we were among the first independent music providers to license the Hutchinson 3G (3) mobile services in the United Kingdom directly, without licensing the master recordings to an intermediary mobile technology company.

Our business requires limited capital expenditure, and is highly scalable in terms of operating expenses. We believe we are operating at scale in terms of our staffing, organization and technology and operations infrastructure, and can support substantial revenue growth with minimum incremental costs. We expect there to be a positive impact on our earnings over time as we participate in the strong market growth of the digital music sector, and the anticipated market growth in the video sector, and continue to improve our capabilities and win new clients.

We also believe that our technology platform, marketing expertise, and client services capabilities are directly applicable across a broad array of other entertainment media, such as video, or mobile casual gaming, and that we can capture material incremental growth by moving into additional digital entertainment licensing areas when and as those sectors emerge as attractive investment opportunities.

Market Context

The digital segment of the worldwide recorded music market, which includes use of the internet, wireless, cable and mobile networks to select and download purchased music, is growing rapidly. For 2007, the International Federation of the Phonographic Industry (IFPI), an industry trade organization, has estimated digital sales of recorded music at 15% of the total market. According to the PricewaterhouseCoopers’ Global Entertainment & Media Outlook: 2007-2011, global spending on digital recorded music will reach $22.8 billion in 2011, up from an estimated $7 billion in 2006, a 26.8% compound annual gain, and digital sales will overtake physical (i.e., compact disc) sales in 2010. The pervasive and steady consumer adoption of digital music as a widely accepted format has created new opportunities for both content owners and digital entertainment services.

The Apple iTunes Music Service, or iTunes, which was launched in 2003, remains the dominant internet-based digital music retailer, and offers consumers a pay-per-download service. However, other digital music retailers such as Verizon, Amazon, eMusic, RealNetworks, Napster, and others offer consumers additional choices, with some offering broad access to content on various types of subscription bases. Consumers are also purchasing digital music in new ways; for example, via the purchase of full-track digital music downloads for music-enabled mobile phones.

The global television and film video industry, like the music industry in 2003, appears to be experiencing the early stages of a transition from sales and rentals in physical formats such as digital video discs (or DVDs), and consumption through subscription cable services and ad-supported broadcast television, to digital consumption through internet, mobile-based downloading and on-demand subscription services. Apple iTunes introduced television episode downloads in late 2005 and began offering feature-length film downloads in 2006. In addition to Apple, a number of other significant digital video retailers, including YouTube, Netflix, Joost and Amazon.com, have launched video download services. While the emergence of the digital video marketplace is nascent, we believe that it will offer us material revenue opportunities over time, in the form of permanent ownership downloads, subscription services providing access to large catalogues of video content, and advertising-supported free viewing.

Business Description

We perform four basic business activities:

•	License or acquire digital rights to music and video content, and then service this supplier client base;

•	Ingest, manage, and deliver this content to our digital retail and other clients;

•	Develop and manage a global digital retail channel network to exploit our controlled catalogue, and then proactively market to this channel network; and

•	Drive additional value to our content supplier, digital retailer, and other clients through innovative new means to generate income.

License or acquire rights and service our supplier clients

We license or acquire the digital rights to music and video content from record labels, artists, television and film production companies, and other content owners. As of December 31, 2007, we had over 1,000,000 individual music and audio recordings (or “tracks”) for sale. Our music catalogue has been sourced from over 85 countries, encompasses thousands of labels, and covers a broad and deep array of music genres and historical eras. Additionally, we also have over 3,000 hours of video content for sale, as well as additional music and hundreds of hours of video content under license, which we have not yet made available for sale.

We acquire digital rights to music and video content as follows:

•	Shorter-term distribution rights. We obtain shorter-term digital rights for music and video content through distribution agreements with content owners that typically have terms of three to five years, often with renewal opportunities. Unless renewed, we do not retain any continuing rights upon expiration of the agreement. We pay a fixed revenue sharing percentage to the content owner upon receipt of revenue from digital entertainment services or other services;

•	Longer-term license. We obtain longer-term licenses to digital rights for music and video content from content owners that currently have terms of five to ten years, typically with renewal options. Similar to short-term distribution arrangements, we retain no continuing rights after the term of the license. In exchange for longer-term licenses, we generally pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After we recoup our initial fixed payment, we generally continue to pay revenue sharing fees to the content owner in accordance with the terms of our agreements;

•	Purchase of digital rights. In exchange for the purchase of digital rights of music and video content, we generally pay a fixed sum of money as the purchase consideration (or a combination of our common stock or debt in addition to cash, although we have not done this to date). We retain all revenue received, less payment of any required artist and statutory publishing royalties; and

•	Purchase of master recordings. When we acquire master music recordings, we pay a fixed cash sum and receive all rights to such recordings. We retain all revenue received, less payment of any required artist and statutory publishing royalties. We could use our common stock or debt in addition to cash for the consideration for any such future acquisitions, although we have not done so to date.

For the year ended December 31, 2007, we generated approximately 17% of our revenues from music content to which we have longer-term licenses (meaning a license with a duration of 5 years or more) (representing 28% of the total tracks we had for sale), and approximately 71% of our revenues from music content for which we have shorter-term distribution rights (representing 72% of the total number of tracks we had for sale).

We seek to obtain the broadest territorial distribution rights from our clients. From time to time, however, we enter into digital rights agreements with less than worldwide distribution rights (generally due to pre-existing rights restrictions on the part of the client), which we factor into the contractual terms that we negotiate with the content owner. Digital rights agreements for which we have exclusive worldwide rights represented approximately 66% of our revenues and 76% of the total tracks we had for sale for the year ended December 31, 2007.

We seek to maximize sales by meeting our record label clients’ product release dates (i.e., the date on which the client schedules to make the album available for sale physically or digitally, which is typically accompanied by an encompassing marketing and promotion plan developed and executed by the label and to an extent, their physical distributor) with wide availability and visibility across our global network of digital and mobile entertainment service partners. We maintain a company-wide release schedule that is reviewed on an ongoing basis to identify new priorities and targets, review the progress of previously identified priorities and targets (for example, SoundScantm data regarding total album/track sales and the ratio of physical to digital sales, placements and promotions achieved, online press coverage, and the like), and to make adjustments in our marketing and promotion programs as warranted. We also engage with our independent record label contacts to adequately manage time, resources and expectations with regard to the sales and performance of a given product, both internally and externally, and subject to the relevant label’s approval, we develop and manage a comprehensive digital marketing plan. We keep our clients informed of merchandising achieved on their behalf by way of screenshots of merchandising placements or promotions, and/or bi-weekly or monthly reports of online press, reviews, blog entries, stream and/or MP3 postings.

We also advise our independent record label clients on new digital and mobile outlets that we add to our distribution network, monitor delivery and availability status of their catalogue (i.e., “compliance checks”), and assist in analyzing digital sales data. The majority of this information is available to our label clients in an online account interface, a proprietary, sophisticated administration and analytical tool set branded as the Artist/Label Workstationsm (or ALWsm). The ALWsm offers our artist and label clients with web-based administration and reporting tools, creatively deploying an array of Web 2.0 feature sets, and empowering a new level of control over catalogue and new release management, digital marketing reporting and analysis, accounting administration and royalty analysis. The ALWsm offers a one-stop resource for our clients to manage their participation in the various services we offer, such as turn-key synchronization licensing support, automatic feeds for integrated marketing campaigns, and “demo builders” to enable us to easily support our and agency and brand clients’ non-traditional marketing campaigns. From within the ALWsm, labels can order promotional and retail download cards through Drop Cards, as well as create viral fan widgets known as “gydgets,” among other features and functions.

We believe we provide a high level of personalized service and attention to our clients, and view this “service” orientation (as opposed to a “product” or “technology” provider orientation) as a major strategic advantage. We consider our focus on service to be a key factor behind our ability to achieve and maintain licensing terms that we believe may be materially higher than the industry average; and why, even when presented with terms that are more economically attractive, label clients nevertheless choose us over the competition.

Ingest, Manage and Deliver Our Assets To Our Revenue Channel Partners

We have developed a proprietary system to receive and process, store, manage and deliver content to digital music retailers and other digital entertainment services. This system is branded as V.E.C.T.O.R.tm (Very Efficient Conduit To Our Retailers), and is used for content delivery to both internet-based and mobile-based retailers, among other clients. V.E.C.T.O.R.tm enables the digital encoding of content into multiple formats for distribution to digital entertainment services operating over the internet, wireless, cable and mobile networks. End consumers can then listen, view and purchase the content for use on their personal computers, digital music and video players, and music and video-enabled mobile phones. We continue to work to improve and further develop V.E.C.T.O.R.tm, and in the first quarter of 2008, we launched a proprietary video delivery component of V.E.C.T.O.R.tm with the goal of managing all video deliveries internally without reliance on third-party technology providers (unlike, to our knowledge, most of our competitors). We believe that this will provide a competitive advantage with respect to our exploiting our large video catalogue.

We believe that our proprietary V.E.C.T.O.R.tm delivery system has had a positive impact on label relations with our content owners and the digital entertainment services we supply by reducing time to market considerably, which helps to ensure that new releases from labels are available on the Internet in conjunction with the physical and/or digital product release date. We believe, based upon historical data, that meeting this deadline (typically referred to as a music recording’s “release date”) has a positive impact on sales of those recordings.

As of December 31, 2007, V.E.C.T.O.R.tm was integrated directly with content management systems of 55 internet retailers and 34 mobile operators, and these delivery points in turn powered a total of over 460 discrete retail storefronts in over 35 countries. We regularly add digital entertainment services and our current delivery capabilities, and believe that we will not be constrained with respect to the number and types of services we expect to add for at least the next two years.

During 2007, we transacted a total of approximately 16.2 million track deliveries via V.E.C.T.O.R.tm, and V.E.C.T.O.R.tm supported an average of approximately 248,000 daily deliveries during the month of December 2007. Even taking into account the full integration of all of our music, audio and video assets as part of integration activities after our Merger, we do not currently anticipate ingestion, storage or delivery constraints for at least the next two years.

Develop Global Sales Channels and Proactively Market To Them

After we distribute our music and video content to leading digital entertainment services worldwide, we then sell and promote our content to consumers. We design and execute global marketing and promotion programs locally, with experts in major music territories managing initiatives tailored to each country’s unique market characteristics and dynamics. We currently offer digital music and video for sale in over than 35 different countries, although the United States remains our largest market. For the year ended December 31, 2007, approximately 76% of our revenue was generated in the United States, with the remaining 24% coming from outside the United States.

Our digital entertainment service partners sell to end consumers via two primary business models: permanent copies of entire albums, individual recordings or mastertones on a pay-per-download basis; or broad access to a substantial quantity of content in various manners on a subscription basis. We receive revenue from the digital entertainment services based on the number of times our supplied content is downloaded or streamed by end consumers. Our digital entertainment service partners include: iTunes, Napster, RealNetworks, eMusic (which is controlled by our majority shareholder), Wal-Mart Music, MusicNet, Verizon, Sprint, Moderati, Zingy, 9 Squared, and many others.

In 2007, we began delivering certain video content to advertising-supported internet sites where the content will be available without charge to consumers. In these cases, we share in a percentage of the advertising revenue based on the number of times our supplied video content is viewed by end consumers. We expect to make more of our video content available during 2008 through existing contractual relationships with our existing video channel partners such as iTunes, YouTube, AOL/In2TV, Movielink, and BitTorrent, among other digital entertainment services.

We believe we have strong business relationships with iTunes and other digital entertainment services to which we provide content. Historically, we have been able to obtain premium placement for some of our distributed content on the digital entertainment services, and we intend to continue to work closely in partnership with our digital retail clients to achieve optimum placement and generate sales of our content.

Because of the flexibility of the digital format, we are able to market our music content in creative ways by mixing-and-matching our individual recordings to create new digital music albums. This permits us to target our music content to consumers of a particular lifestyle or age group or related to an event type, holiday or live music concert. We believe our expertise in this activity is a competitive advantage.

Our digital entertainment retailers operate across multiple business models, which continue to evolve as the market develops. We seek to maximize revenue across our digital entertainment service providers by working to increase the availability and visibility of our distributed content across the principal models from which we generate revenues, including the following:

•	A-la-carte download services on the Internet. These digital entertainment services offer consumers the ability to download individual recordings or albums for permanent use for a fixed price. Examples of these services include iTunes, Zune, Virgin, and Musicload. In such models, we typically receive either a fixed wholesale price per track or album downloaded, or a percentage of the consumer retail price.

•	Subscription download services on the Internet. These services offer consumers the ability to download up to a certain number of recordings each month for a fixed subscription fee. One example of these services is eMusic (which is controlled by our majority shareholder). In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total downloads in the service during the billing period.

•	Subscription streaming services on the Internet. These services offer consumers the ability to stream unlimited content on their computers for a fixed monthly fee. Example services include Napster, Rhapsody and Yahoo! Unlimited. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total streams in the service during the billing period.

•	To-go subscription services on the Internet. These services offer consumers the ability to carry unlimited quantities of content on portable devices for a fixed monthly fee. On termination of the subscription, the files on the portable devices expire and the consumer no longer has access to that content. Example services include Napster and Rhapsody. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total tracks played by consumers on their devices during the billing period.

•	A-la-carte full track download on mobile. These services offer consumers the ability to download individual music recordings or albums over wireless networks onto mobile devices for permanent use for a fixed price. Some services allow consumers to download the tracks purchased on their mobile device to computers. Example services include Verizon, Sprint, 3 and Orange. In such models, we typically receive either a fixed wholesale price per track or album downloaded, or a percentage of the consumer retail price.

•	Full track subscription on mobile. These services offer consumers the ability to download unlimited music content on their mobile devices for a fixed monthly fee. The content remains live on their devices for the period their subscription is active. Examples of these services include Jamba, Napster and eMusic (which is controlled by our majority shareholder). In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total plays in the service during the billing period.

•	A-la-carte mastertones on mobile. These services offer consumers the ability to download unlimited mastertone content to their mobile device. Example services include Verizon, Sprint and 9 Squared. In such models, we typically receive either a fixed wholesale price per mastertone downloaded, or a percentage of the consumer retail price.

•	A-la-carte ringback tones on mobile. These services offer the consumer the ability to “rent” the mastertones that callers hear for a fixed price. The music is streamed over the mobile provider’s network. Example services include Verizon, AT&T and T-Mobile. In such models, we typically receive either a fixed wholesale price per mastertone downloaded, or a percentage of the consumer retail price.

We also generate revenue via direct-to-consumer mastertone sales via SMS, a-la-carte mastertone sales via the Internet, streaming radio on the web and via mobile devices, and through advertising supported models, although these forms of monetization are at present not significant.

We also seek to work closely with certain content owners to market their music and video content directly to consumers, who will then be motivated to purchase this content at the various digital entertainment service providers. In such regard, we experiment with new ways to market our music catalogue directly to consumers. For example, we control the SMS short-code “INDIE” for the U.S. market and are beginning to develop programs to monetize this short-code to deliver content directly to consumers via mobile devices. In addition, we intend to continue to market our services to content owners through strategic advertising and media releases, attendance at trade shows, event sponsorships and the like.

For our clients’ high priority releases, we coordinate online publicity and new media marketing and promotions to engage and capture consumers. While our goal is to boost digital sales by generating awareness for the digital music recordings we are marketing, we believe that all exposure for the artist benefits sales. Therefore, in certain cases, we expand our marketing efforts to include tour marketing, which can result in additional sales across concert tickets and physical recordings (compact discs) for our clients.

Our marketing programs include online publicity, communications tools and new media marketing and promotions:

•	Online Publicity. We solicit online media outlets for coverage such as editorial features, album reviews and interviews. The outlets include major music portals (e.g., AOL Music, Yahoo! Launch), niche blogs (e.g., Stereogum, Brooklyn Vegan), online counterparts of magazines (e.g., Spin.com, Blender.com) and social networking sites (e.g., MySpace and iLike).

•	Communication Tools. We offer a range of communication products to generate interest about upcoming releases and catalogue programs in order to secure album reviews, interviews, editorial features, news stories, in-studio sessions, live performance recordings and on-site video interviews, market-specific concert previews and reviews, and single track streams/downloads included in media sections, among other things. These proprietary products include, among others, Flashlight® (our bi-weekly, editorially-driven tip sheet sent to over 850 influential editors and writers), email blasts of press releases to targeted media, targeted pitches to individual sites and single track streams/downloads.

•	New Media Marketing & Promotions. We offer additional marketing and promotion services to activate the existing fan base and build new audiences. These include, among others, full album streams, download cards (custom designed, credit card-like products that have redemption codes on them to securely download music and video), social networking promotions (by providing interactive tools to put on the artist/release page to encourage sales), contests and promotional giveaways, video premiers, podcasts and online radio servicing.

Develop Value-Added Services To Drive Revenue and Margin

We provide a full array of non-retail services to our label clients as well as our digital entertainment service partners. We believe that these non-retail services not only maximize revenue through non-traditional models, but also provide key marketing exposure to artists and labels, simplify labels’ administrative tasks, increase our value to our clients and partners, and diversify revenue streams. Our non-retail services include:

•	Master Placement for Synchronization Use. We proactively market our clients’ content for use in film, television, advertising, video games, and a variety of other interactive and audiovisual uses (so-called “synchronization”). In the past year, we have secured hundreds of placements, including commercials, films and TV shows, and we engage with major film and television studios and top advertising agencies seeking additional placements. The fees we charge for such services range depending on the nature of the requested use and the commercial retail value of the track, among other things. We believe that we are well positioned in the market because we represent content that is in demand and yet has been traditionally difficult to license, although given the “hit or miss” nature of this licensing it is difficult to predict future placements. In the first half of 2008, we anticipate launching a sophisticated, proprietary client interface to make it easier to locate specific songs based on various attributes and characteristics (such as “mood,” other well-known songs which the client wishes a lesser-known song to emulate, and a wide array of other characteristics) and we expect this will be a powerful tool that is well received by our music buyer clients and should lead to increased sales.

•	Mechanical Licensing and Administration. Since 2005, we have offered comprehensive mechanical licensing services to our independent record label clients for an administrative fee levied on the royalties paid to publishers on the artists’ or record labels’ behalf. In order to sell content through downloads or mobile use in the United States, labels must obtain explicit clearance (often called a “mechanical license”)

from the owner or administrator of the composition (often called the “publisher”), and must pay a “mechanical” royalty for every sale. Mechanical licensing can be complicated in the United States because among other reasons, there is not one consolidated body to administer these licenses for all publishers (as there is in most other developed countries). Moreover, there is no one consolidated source of publisher ownership and administration data, which means this information must be manually researched by a skilled publishing expert. We believe this service is especially useful for labels based outside the United States. As of December 31, 2007, we were providing this service to labels representing approximately 25% of the total tracks we have for sale, although we intend to continue to seek to increase this as a percentage of tracks for sale going forward.

•	Licensing Services. We offer our licensing and publishing expertise to our digital entertainment service partners along with our independent record label clients, and charge a fee for this service based on the scope of the project or amount of data to be delivered. Many rights issues arise between the United States and the other territories because of different copyright laws that exist in every country. As there is no one consolidated source of publishing and songwriter information, the data that we have collected on our distributed catalogue is valuable and can be sold to any retail service that has licensed our catalogue and is obligated to obtain publishing clearances of various types. We utilize our position as a rights clearinghouse and network to approximately 12,000 record labels and over 60,000 artists to fulfill special bulk licensing needs, including providing pre-negotiated/pre-cleared content for synchronization uses (for which uses must otherwise be negotiated individually on a song-by-song basis).

•	Royalty Collection. We are able to collect worldwide neighboring rights monies due our labels in exchange for an administrative fee we levy on the royalties collected. Neighboring rights are royalties generated whenever a recording is broadcast through radio, television, or the Internet (though in the United States they are limited to digital mediums such as satellite radio) and are owed to the owner of the sound recording as well as the artists who performed on the recording. In each territory, broadcasters pay a royalty to a local collecting body. We offer a consolidated source to accumulate these royalties from the collecting bodies around the world. We entered into a new agreement with SoundExchange, the exclusive collection body in the United States for these neighboring rights, in March 2008.

•	Brand Entertainment. We provide an array of turnkey direct-to-consumer mobile and internet delivery services and solutions to brands and advertising agencies, enabling them to incorporate digital music into their marketing and promotional initiatives. We believe that this allows our clients to increase retail sell-in and improve merchandise positioning, and enhance their brands, among other benefits. We control premium digital content applicable to many different customer demographics and have structured direct-to-consumer content delivery relationships to allow a variety of product offerings.

Competition

We compete in three principal ways:

•	with labels who choose to handle all, or substantially all, activities as related to digital distribution, marketing and sales themselves, without using a third-party service provider;

•	with companies that provide core digital distribution and some of the other services we offer; and

•	with companies that provide very specific services that enable labels to use third parties only for certain aspects of digital distribution, marketing and sales (for example, just for the delivery of digital content).

Numerous companies compete to acquire digital rights to music and video content, including, among others, Koch, Independent Online Distribution Alliance (IODA), ONEDigital/InGrooves, IRIS, PIAS, Believe, edelNet, and the independent label distribution subsidiaries of the four major record label groups (i.e., Sony BMG/RED, Universal Music Group/Fontana, EMI/Caroline and Warner Music Group/ADA). We also compete with these entities when our existing distribution agreements expire and are subject to renewal. We compete for distribution rights on the basis of payment terms, processing services, marketing ability, reporting services and other products and services we offer to content owners. We are unable to anticipate which other companies are, or are likely to be, seeking to secure digital distribution rights to the same music recordings we may seek to license.

We compete at Apple iTunes and other digital music services for consumers’ attention and download expenditures with the four major labels (which together represent approximately 72% of the current U.S. recorded music market), as well as independent labels that place their music recordings in digital music services either directly or through third party aggregators. The music recordings we distribute represents, to a large extent, back catalogue that are not current mainstream and popular hits, like those held and/or released by the major labels and certain independent labels. Many of these companies have significantly better brand recognition, longer operating histories and significantly greater financial, marketing and other resources than us, which may be competitively beneficial to them.

In some cases, the established physical distributors are attempting to leverage their physical distribution offering (which is still important to content owners, as physical formats still predominate) to entice content owners to also grant digital distribution rights to them. In the case of the major record label groups, which have always aggressively competed to provide physical distribution for independent labels, they now have become increasingly active in the digital market segment. These companies have the ability to offer the consolidation of both physical and digital distribution through a major record label, while we are focused only on the digital distribution of our content.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws in the United States and other jurisdictions, as well as confidentiality provisions and contractual restrictions, to protect our proprietary rights, including our know-how.

“The Orchard,” “Flashlight” and The Orchard logo design are registered as Service Marks on the Principal Register of the U.S. Patent & Trademark Office. “The Orchard” is also a registered mark in Benelux. In addition, we use the following trademarks, which we have not yet attempted to register nor researched registrability: “Digital Wax,” “Trackdown,” “V.E.C.T.O.R.,” “Re:Live,” “OPP (Orchard Promo Program),” “ALW,” “Grab’M” and “Selector Series.”

Employees

As of March 28, 2008, we had 77 full time employees. Among these employees, 5 were senior management, 28 were in marketing and business development, 24 were in administration and 20 were in engineering and operations. None of these employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Other Information

Our principal executive offices are located at 100 Park Avenue, 2nd Floor, New York, NY 10017 and our telephone number at that location is (212) 201-9280. Our website is located at www.theorchard.com.

Item 1A.	RISK FACTORS

In addition to the other information contained in this annual report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Relating to Our Business

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. We did not begin to generate significant digital revenue until 2004, have experienced net losses since inception, had an accumulated deficit of approximately $24.1 million as of December 31, 2007, and have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

The failure to integrate our businesses and operations in a timely and efficient manner could adversely affect our business and our ability to realize expected synergies from the Merger.

The Merger involves risks related to the integration and management of technology, operations and personnel. The integration of our businesses has been and continues to be a complex and expensive process that may yet disrupt our business if not completed in a timely and efficient manner. Since the November 2007 Merger, we have strived to operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices, although there is much work still to do.

We have encountered and may continue to encounter substantial difficulties, costs and delays in integrating operations, including relating to:

•	integration of the extensive databases and information systems of each company into a single technology platform and database that serves both internal and external needs for timely and accurate information;

•	integration of the content acquisition and processing functions in one location;

•	the loss of key employees and/or the diversion of management’s attention from other ongoing business opportunities or concerns;

•	implementing uniform standards, controls, procedures and policies;

•	potential resource constraints for accounting personnel;

•	potential adverse changes in business focus perceived by third-party constituencies, including independent record labels and other clients, digital entertainment services and other important relationships;

•	accelerated amortization of deferred equity compensation and severance payments;

•	costs of reorganization and closure of facilities; and

•	costs of termination of contracts that provide redundant or conflicting services.

We will incur expenses to continue to remediate significant deficiencies that together constitute a material weakness in our present internal controls over financial reporting and in our ability to document, test and certify our system of internal controls. The inability to do so in a timely manner may result in the inability to detect or prevent material misstatements in our financial statements and could also result in the loss of investor confidence.

Although we have taken steps to remedy certain of the significant deficiencies that together constituted a material weakness in our internal controls over financial reporting as identified by our former independent auditors in connection with the audit of our 2006 financial statements, we continue to have significant deficiencies that together constitute a material weakness in our internal controls over financial reporting. Notably, in connection with the audit of our 2007 consolidated financial statements, our independent auditors identified significant deficiencies regarding our overall lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which is due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. Because of this material weakness, we are not able to conclude that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Although we have developed a plan of action to correct these deficiencies, which we are currently implementing, there is no guarantee that our efforts will be successful. For further information regarding our internal controls over financial reporting, see Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Internal Controls Over Financial Reporting,” and Item 9A(T) “Controls and Procedures — Management’s report on internal controls over financial reporting.”

If we are not able to remediate our existing internal control deficiencies, we may not have adequate, accurate or timely financial information and our disclosure controls and procedures may not be effective. Further, material errors in our consolidated financial statements may go undetected and we may be unable to meet our reporting obligations or comply with the requirements of the SEC, which may subject us to sanctions or investigation by regulatory authorities, such as the SEC. If this occurs, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

In addition to continuing to remedy the significant deficiencies in our internal controls over financial reporting, we need to bring our financial reporting procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our internal controls over financial reporting. As a result, we will continue to incur additional expenses and diversion of management’s time in this area. We will be required to incur additional costs in documenting, evaluating, testing and remediating our internal control procedures and systems, including the hiring of consultants or additional personnel. Such actions, while necessary and beneficial, will adversely affect our financial results.

The loss of one or more of our key personnel, or our failure to recruit and retain other highly qualified personnel in the future, could cause a disruption in our relationships with digital entertainment services and content owners.

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

Our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the internet, wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly but is still evolving, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the internet, wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity and market acceptance, our business could be adversely affected. Much of our revenue is currently tied to the popularity of portable digital music players like the iPod by Apple Inc. and other digital music listening and video viewing devices, including mobile phones. If the market penetration by these devices does not continue to grow, the number of consumers purchasing digital music and video content may decrease or not grow, which could result in a reduction in our revenue.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and, as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the digital music retailers based, to a large extent, on the price they charge to consumers. We have limited ability to influence the pricing models of the digital entertainment services. While the major record labels were unsuccessful in their recent attempt to change the pricing structure, there is no assurance that they will not attempt to change the pricing structure in the future or that the digital music retailers will not initiate such a change that could result in lower pricing or tiered pricing that could reduce the amount of revenue we receive. In addition, the popularity of digital music retailers that offer digital music through subscription and other pricing models is increasing. For example, eMusic (which is controlled by our majority shareholder), a subscription-based music service, is now the second largest digital music retailer in the world. Currently, the revenue we earn per individual music recording is generally less under these subscription models than what we receive from iTunes, although we expect it will increase as more subscribers are added. Additionally, digital music services at present generally accept all the music content that we and other distributors deliver to them. However, to the extent the digital music services limit the types or amount of music recordings they will accept from content owners and distributors like us, or substantially limit the number of music recordings they will post for sale, or change their current stocking plans, for instance by removing music recordings that do not meet minimum sales thresholds or other criteria, our revenue could be significantly reduced.

Piracy is likely to continue to negatively impact our potential revenue.

Our revenue comes from the sale of our digital content over internet, wireless, cable and mobile networks, which is subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. Global piracy is a significant threat to the entertainment industry generally and to us. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales of music and video content and have put pressure on the price of legitimate sales.

Because of our limited experience in the acquisition, processing and distribution of digital video content, we may not be able to earn an adequate return on our video content.

Our distribution approach may not work well for video content.

The approach we have taken to date in acquiring, processing and marketing music content may not work as well for video content. The distribution of digital video content through digital entertainment services is a relatively new extension of the digital entertainment marketplace. While we have entered into a variety of video distribution agreements and have distributed video content to the major video retailers, the resulting revenues have been limited. If we are unable to enter into additional video distribution agreements on commercially favorable terms, this could limit our future revenue. Additionally, some of our existing agreements with certain digital entertainment services are based on sharing advertising revenue associated with the video content it will make available through such partners. Advertising-supported revenue models associated with the distribution of video content are evolving, with many of our partners still in the test-marketing phase of developing their video distribution services. There can be no assurances as to the potential revenue that the combined company may generate under these models.

Our success depends on consumer demand for our content.

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

The process for digitally encoding video content and packaging it for delivery to meet the technical requirements of our digital entertainment service partners is more complex and time consuming than processing music content. The technical requirements continue to evolve and we may encounter unexpected difficulties in adapting our processes or in meeting the technical requirements of the digital entertainment services as they continue to be refined. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet evolving technical requirements. Any delay in processing and delivering video content to the digital entertainment services may cause delays in expected revenue growth and any significant changes to current processing requirements could increase our costs and delay or impede our ability to achieve a profit from the distribution of video content. Additionally, based on our experience to-date, a number of digital entertainment services providers have initially limited the amount and type of video content they will accept based on their capacity constraints and/or content selection criteria. If digital entertainment services continue to limit the types or amount of video content they will accept and we are unable to exploit all of the video content we have under contract, our revenue potential could be limited.

If the music content we provide to digital entertainment services does not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire or license digital rights and offer to consumers, digital music content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music content. Our historical revenue is based on the number of music recordings available for purchase at digital entertainment services, which remained relatively small in numbers until late 2005. Seasonality and other trends in consumer demand for music have been difficult to assess from this limited historical data. In the future, our current music content and the additional music content we make available to consumers may not experience similar demand. Any reduction in the popularity of our music content with consumers will cause a reduction in our revenue.

Our business involves identifying and locating the holders of digital rights to additional music and video content, and failure to do so will limit our revenue growth.

Our ability to continue to increase our revenue depends on our ability to continue to acquire digital rights to music and video content. Ownership of music and video content is highly fragmented and not organized in a common marketplace. There is no central registry or directory of content owners and finding them can be difficult and time-consuming. We currently rely on our business development personnel, on networks of relationships and on market research to locate content owners, as well as our reputation in the industry and targeted advertising to attract content owners seeking to access the digital market. In the future, our ability to continue to identify, locate and attract such content owners will have a significant impact on the amount of content we are able to acquire.

Our inability to enter into agreements to acquire additional digital rights to music and video content on commercially favorable terms could impede our growth and increase our expenses.

The growth of our business is dependent, in large part, on our ability to acquire or license digital rights to additional music and video content. Even if we are able to locate additional content owners, they may not be willing to sell or license their digital rights or we may not be able to negotiate terms that are commercially favorable to us (particularly given the competitive environment of our industry). While we believe that our experience and knowledge in the music industry allows us to determine commercially reasonable prices for music and video content, we may be unable to objectively determine fair market value for the digital rights to the content that we acquire because of unknown consumer demand for such content, unknown number of additional owners of digital rights to such content in certain cases and absence of independent valuations for music and video content. If content owners are unwilling to sell or license their rights on terms that we have determined are commercially favorable to us, we will not be able to substantially increase our revenue.

We face competition from companies seeking to acquire the digital rights to music and video content, which could negatively impact our ability to acquire additional digital rights.

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire additional music and video content, which may limit the amount of available music and video content for sale or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Subsidiaries of the four major record labels, which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. These companies have the ability to offer the consolidation of both physical and digital distribution through a major record label, can offer reduced physical distribution fees in order to gain the digital distribution rights from independent labels and other content owners and can condition an agreement to distribute physical content on the inclusion of digital rights, while we are focused only on the digital distribution of music and video content. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

We are substantially dependent on a limited number of digital entertainment services, in particular iTunes, for the sale of our content.

We derive our revenue from a small number of leading digital entertainment services that make our content available to consumers. We generally deliver our music and video content to these digital entertainment services in priority of their significance to us. For the years ended December 31, 2007 and 2006, we received 54% and 51% of our revenue from iTunes, respectively. For the same periods, we received 11% and 12% of our revenue from eMusic (which is controlled by our majority shareholder), respectively. Our agreements with iTunes have terms of three years, some of which end in December 2008, some in October 2009, and some in April 2010. If we are not able to continue to renew our relationships with iTunes and other digital entertainment services that make our music and video content available to consumers on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of digital entertainment services, particularly iTunes, which subjects us to substantial payment risk.

We rely on reports from digital entertainment services detailing download and other activity to determine our revenue, and such reports are typically provided to us within 30 to 45 days following the end of the reporting period, generally monthly. We receive payment at approximately the same time as we receive these detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain digital entertainment services that report quarterly). As of December 31, 2007, accounts receivable from iTunes represented 34% of total accounts receivable, compared to 35% of total accounts receivable as of December 31, 2006, and accounts receivable from eMusic (which is controlled by our majority shareholder), represented 14% and 15% of total accounts receivable at December 31, 2007 and 2006, respectively. The concentration of our accounts receivable among a small number of digital entertainment services is likely to continue and we expect our accounts receivable to become larger as we grow. We had a $427,000 allowance for doubtful accounts receivable as of December 31, 2007. However, if any significant digital entertainment services are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss in excess of amounts provided for potential doubtful accounts.

We have entered into multi-year agreements for digital rights to music and video content and if we are unable to renew these agreements on commercially favorable terms as they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video content once they expire. For the year ended December 31, 2007, approximately 71% of our revenue was derived from digital music distributed under short-term distribution agreements that expire in one to five years depending on certain factors. We are aware that our competitors have solicited a number of the record labels we have under short-term distribution agreements, just as we have solicited their record label clients in this highly competitive market. While we do not expect any net material decrease in revenue and gross profit from these activities, if our competition becomes increasingly aggressive or our level of service provided to our record label clients is not superior to our competition, we may experience a higher rate of non-renewal than we have in the past for our short-term digital distribution agreements. If any of our competitors offer better terms, it could cause us to spend more money or grant better terms, or both, to renew the digital rights we currently hold. In addition, the larger and more prestigious independent record labels, which have traditionally accessed the digital music market through distribution companies like us, could seek direct distribution with digital music retailers when their agreements with us expire (or, in the alternative, choose to deliver directly to one or more of the largest digital music retailers, such as iTunes, and use distributors only for the lesser retailers). If we are unable to renew the non-perpetual rights to our music and video content on commercially favorable terms, our revenue could materially decrease.

Other parties may have digital rights, or claim to have such rights, to our music content, which may result in duplicates of the music recordings we sell to be available for purchase at the digital music services and cause a reduction in our revenue.

We generally acquire or license all of the digital rights that the owner of music content has available to grant; however, the holders of such rights may not possess exclusive rights to those music recordings. We are unable to determine the number of additional holders of rights to our music recordings. Aside from copyright law, the rights to music recordings are contractual in nature. There is no central registry or directory that evidences the chain of title to the rights of music recordings other than copyright registration, which is voluntary. Given the age of many of the music recordings we have acquired or licensed or may acquire or license in the future, there is often a lack of documentation to evidence the chain of title. In addition, there is a common practice in the music industry of licensing rights in various formats or in certain compilations and to grant the same rights to different parties for the same or different geographic regions. Our content acquisition and distribution agreements contain representations, warranties and indemnities only with respect to the digital rights granted to us and not with respect to the rights held by other parties. We are aware of numerous instances where other parties have legitimate digital rights to the same music recordings to which we have acquired or licensed the digital rights. If copies of our music recordings are available at the digital music services from alternative sources, our revenue will be reduced to the extent these copies are purchased instead of ours.

We may not receive legal title to the digital rights of music content that we have paid to acquire or license, and any determination that we don’t hold such rights may subject us to write-offs, claims for damages and lost profits.

Our acquisition and distribution agreements with content owners contain representations, warranties and indemnities with respect to the digital rights granted to us. In certain instances, we have purchased or licensed digital rights that were determined not to be held by the holder from whom we acquired or licensed those rights. If we were to acquire or make a cash advance for digital content and make available for purchase music recordings from a person who did not actually own such rights and we were unable to enforce or collect on the representations, warranties and indemnities made by such person, our business would be adversely affected. We would be required to write-off the cost of the acquisition or advance, lose the rights to sell such music and might be subject to copyright infringement lawsuits for selling such music recordings without the right to do so. Some of our largest label accounts have drawn multiple adverse claims of this kind. Such lawsuits are expensive to defend, regardless of the outcome, and could subject us to damages, which could be significant. Finally, these situations could adversely impact our reputation with content owners and our relationships with digital music services, which could adversely affect our business.

The declining market for physical recordings (such as albums or CDs) could affect the financial health our label client base, which could have a negative effect on our business.

Sales of physical recordings (albums and, primarily, CDs) are still the primary source of revenues for the recording industry generally. Recently, physical sales have been declining but the anticipated increase in digital revenue has not yet made up for the decline in physical revenues. The decline in revenues from physical sales could negatively affect the finances of our independent label clients, many of whom are thinly capitalized and/or suffer marginal cash flow. This decline in income could affect their ability to continue to sign new artists, market their current artists or even stay in business, which could have a negative effect on our business.

We could be liable for unpaid mechanical royalty obligations and bear liability for copyright infringement if our label clients fail to license and/or pay mechanical copyright royalties owed or if, where contractually obligated to do so, we fail to properly license and/or pay mechanical copyright royalties, which could have a negative effect on our business.

Mechanical royalties are the statutory or other payment due to the publisher of the underlying musical composition embodied in the master recording. We administer mechanical royalties for certain artists and record labels. All other artists and labels that we distribute represent and warrant to us that they will secure the appropriate licenses and pay any royalties due, and agree to indemnify us if they don’t. We believe this is common practice among digital distributors. As a result, in certain instances and under certain circumstances, if the required payments are not made, we could be liable for unpaid mechanical royalty obligations and bear liability for copyright infringement, which could have a negative effect on our business.

If content owners fail to deliver, or if there are long delays in the time it takes to receive the music and video content that we acquire rights to, our revenue growth will be negatively impacted and our cash flow will be affected adversely.

Implementation of our business plan and growth strategy depends on increasing the amount of music and video content we have available to consumers at digital entertainment services. Our purchase and long-term distribution agreements typically require the owners to deliver to us their music and video content under an agreement delivery timetable. Under our short-term distribution agreements, there is generally no specific delivery timetable, although the content owner is generally required to digitally distribute their entire catalogue to us and promptly provide all the master recordings and metadata to us for processing after execution of the agreement. Some of the content we acquire may be in older physical formats such as audio tape or vinyl records in the case of music recordings, or film, tape or other incompatible digital format in the case of video recordings, which requires processing onto compact disc or digital video disc prior to being delivered to us. In addition, our agreements require that certain descriptive information required by the digital entertainment services for each music and video be delivered with the content, such as recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Historically, it has at times taken several months or longer after we have entered into an agreement before we have received delivery of the music and video content acquired. In addition, in some cases the quality of the music and videos and metadata initially delivered is not sufficient or the data is not complete and follow-up work and effort is required to receive proper and complete delivery, although even with such extra efforts there are no assurances such problems can be cured. Although we generally specify delivery dates and make cash payments by us conditional upon delivery, we do not control the timing for complete receipt of the music and video content we have acquired. In addition, in certain cases, content owners have over delivered and in others have been unable to deliver all of the content specified in our agreements. We are typically not required to pay additional consideration for deliveries in excess of contract amounts and are not required to make cash payments for any content that is not delivered, or is defective or otherwise non-usable. However, our expected revenue growth rate is negatively impacted when we do not receive all the content we have contracted for. If there are long delays in the time it takes for the owners to deliver to us the music and video content in physical format or complete data format and the related complete descriptive information, it will delay our ability to begin the process of converting the content into the digital formats required by digital entertainment services. It could also cause inefficiencies in the utilization of our operations personnel who process these recordings. Any delay in making our music and video content available for purchase at the digital entertainment services will delay our revenue growth, and inefficiencies caused by such delays could cause a reduction in our cash flow in the interim.

Any extended delay by digital entertainment services in processing and making our music and video content available to consumers causes a delay in our ability to earn revenue from such content.

Following receipt of music and video content from the owners, we convert them into the specific digital formats required by digital entertainment services. We then deliver the music and video content in digital format, together with their associated descriptive information and artwork, to the digital entertainment services to be made available to consumers in the specific territories where we have acquired the digital rights. The digital entertainment services must then review our music and video content, descriptive information and artwork to ensure that they are in the proper format for their store or service. The content is only made available to consumers once the digital retailer or service has completed its review, encrypted the content with the particular retailer’s (if applicable) digital rights management protection and other retailer or service-specific coding, and posted the digital files on the retailer’s or services’ computer servers. We are subject to the digital entertainment services’ internal processing timing and priorities. Our agreements with the digital entertainment services do not provide for a fixed processing time. Any extended delay in making our music and video content available to consumers causes a delay in when we can begin to earn revenue and return on investment from our content.

If we seek to acquire content through the acquisition of record labels or other companies that own master rights to music or video content, we may not be able to successfully integrate these companies.

We may attempt to acquire record labels or other companies that own master rights to music or video content for purposes of acquiring their digital rights. In the event we are able to acquire such record labels or other companies, we may be subject to a number of risks related to the integration and management of such companies, including failure to obtain valid consents to assignment of contracts, including contracts granting rights to music content, failure of the business of the acquired company to achieve expected results, diversion of our management’s attention, failure to retain key personnel of the acquired company, as well as the assumption of certain liabilities owed to such record labels’ and companies’ original grantors, artists, music publishers and other third parties. In addition, if we undertake an acquisition of a company that operates non-digital businesses or owns non-digital rights to music and video content, we may attempt to operate the non-digital businesses or sell the non-digital rights to another person or entity, and we may not be able to do so in a manner or on terms favorable to us.

If we are not able to integrate and scale our reporting and payment processes, we may experience delays providing reports to the content owners and paying required royalties that could have a negative effect on our brand identity.

We receive regular sales reports from digital entertainment services that contain sales information for our music and video content. Based on these reports, we provide summary reports to the content owners. When we acquire the perpetual digital rights to music content and in certain of our distribution agreements, we may assume the obligations of the content owner to pay any required royalty payments to the artists according to the terms of the existing agreements. In addition, we may be required to pay statutory publishing royalties on behalf of the content owner according to the terms of our agreements. As we integrate the extensive databases and information systems and acquire digital rights to additional music and video content, we may experience difficulties in preparing and distributing sales reports for the content owners or processing and paying artist and publishing royalties in a timely fashion, which could result in adverse claims by content owners. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due and automate these tasks, we may experience delays as we increase the volume of our music and video content, which could have a negative effect on our relationships with content owners and brand identity.

We may need to raise additional capital to accomplish our objectives and, if we are unable to raise such funds as needed, our growth would be limited.

We may use our common stock in addition to our cash for the consideration for future acquisitions of digital rights to additional music and video content and/or for the acquisition of other businesses in the digital media industry. If our common stock does not maintain a sufficient market value or content and business owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music and video content or their businesses or as consideration for licensed rights to their music and video content, we may be required to utilize more of our cash resources, if available. We intend to be more aggressive in this area and may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music and video content and ancillary businesses could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our common stockholders may experience dilution.

We face a potential loss of music content if it is determined that recording artists have a right to recapture rights in their content under the U.S. Copyright Act.

The U.S. Copyright Act provides authors and their heirs a right to terminate licenses or assignments of rights in their copyrighted works that were not “works made for hire.” If any of our music content were determined not to be “works made for hire,” then the recording artists or their heirs could have the right to terminate the rights we hold. These residual author rights generally survive for five years after the end of the 35-year period from the date of a post-1977 license or assignment, and in the case of a pre-1978 grant in a pre-1978 recording, five years after the end of the 56-year period from the date of creation or January 1, 1978, whichever is later. Any termination of our rights to our music content could result in a material reduction in our revenue.

Risks Relating to Our Common Stock

Dimensional Associates, LLC has significant influence on all stockholder votes and has effective control over the outcome of actions requiring the approval of our stockholders.

Dimensional Associates, LLC, or Dimensional, beneficially owns shares of our capital stock representing approximately 56% of the outstanding voting power of our capital stock. Dimensional thus has the ability to exert substantial influence or actual control over our management policies and strategic focus, could control the outcome of almost any matter submitted to our stockholders and has the ability to elect or remove all of our directors. There is a risk that the interests of Dimensional will not be consistent with the interests of other holders of our common stock.

Dimensional has significant control over our business and significant transactions. In addition to the effects described above, Dimensional’s control of our company could make it more difficult for us to raise capital by selling stock or for us to use our stock as consideration in acquisitions. This concentrated ownership also might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.

Sales of common stock by Dimensional could cause the trading price of our common stock to decline.

In connection with the Merger, we entered into a registration rights agreement with Dimensional and the other former stockholders of Orchard NY requiring us, under certain circumstances, to register all of the shares of common stock that will be beneficially owned by them as a result of the Merger. The exercise of these registration rights or sale by Dimensional in the public market pursuant to any such registration could cause the market price of our common stock to decline.

We do not intend to pay dividends.

We do not intend to pay dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, future financings may contain restrictions on our ability to pay dividends on our capital stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

•	authorize our board of directors, without stockholder approval, to issue shares of preferred stock with rights and designations determined solely by our board of directors; and

•	establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings.

As a Delaware corporation, we are also subject to the Delaware anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on this provision to prevent or delay an acquisition of our company.

Our stock price is subject to fluctuation and could decline and could result in our being delisted from trading on the NASDAQ Global Market.

The price at which our common stock has traded since its initial public offering in February 2006 has fluctuated significantly. The price is likely to continue to fluctuate significantly due to the following factors, some of which are beyond our control:

•	imbalances between the market supply and demand for shares of our stock due to the limited number of shares available in the public float;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others; and

•	conditions and trends in online commerce industries and the mobile communications industry, particularly as they relate to the digital entertainment services and mobile carriers.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their purchase price or trade them on the NASDAQ Global Market if our stock price failed to meet the continued listing standards. In addition, sales of substantial amounts of our common stock by existing stockholders in the public market (such as Dimensional) may adversely affect the future market price of our common stock. Shares issued upon the exercise of outstanding options granted to our employees and directors also may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. We maintain directors and officers’ liability insurance for this type of litigation. However, if such litigation is directed at us, it could result in substantial costs, including the deductible amount under our insurance policy and other indirect costs and a diversion of management’s attention and resources.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We occupy approximately 13,600 square feet of office space at 100 Park Avenue in New York, New York, under a lease agreement that expires on January 30, 2009. We vacated our former headquarters in Sacramento and are endeavoring to negotiate early termination of the lease, which runs through May 31, 2009. We vacated our former space in San Francisco and exercised an early termination right to end the lease as of August 1, 2008. In addition, we maintain a small suite of offices at 25 Floral Street and Covent Garden, London, England pursuant to a license having an automatic renewal every two months, and lease office space in Paris, France, Berlin, Germany and Santa Monica, California. We anticipate the need to acquire additional office space in New York City in the near future and expect that our rental costs will increase substantially from the amounts historically paid in connection with the expiration of our lease in 2009.

Item 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business.

On March 11, 2008, we initiated suit in federal court in the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to our company under the contract. We requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. TufAmerica, Inc. has not yet formally responded to these claims, although during the course of the dispute TufAmerica, Inc. had sent a letter to our company claiming damages in the amount of approximately $1.2 million. Because the litigation is in its early stages, we are unable to determine if the outcome of this case will be favorable to our company. While we believe we have meritorious claims and intend to pursue them vigorously, litigation is inherently uncertain and we can provide no assurance that the defendant will not pursue claims against our company in response to our action.

To our knowledge, other than the foregoing, there are no currently pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on November 13, 2007 to: (1) approve the Agreement and Plan of Merger, dated as of July 10, 2007, as amended and restated on September 13, 2007 and as further amended and restated on October 5, 2007, by and among our company, our wholly-owned acquisition subsidiary DMGI New York, Inc. and Orchard NY, pursuant to which DMGI New York, Inc. would merge with and into Orchard NY, Orchard NY would become a wholly-owned subsidiary of our company and we would issue to Orchard NY stockholders and holders of Orchard NY deferred stock awards an aggregate 9,064,941 shares of our common stock and 448,833 shares of a new series of preferred stock; (2) approve a reverse stock split in a ratio from one-for-two to one-for-five of all issued and outstanding shares of our common stock, the final ratio to be determined within the discretion of our board of directors; (3) consider and vote upon an adjournment of the special meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the foregoing proposals; and (4) transact such other business as may properly come before the special meeting or any postponements or adjournments of the special meeting. The results of the special meeting on the above mentioned items were as follows:

Proposal	For	Against	Abstain	Broker Non-Vote

1	5,670,886	16,775	—	1,425,501
2	7,068,626	44,416	100	—
3	7,090,334	22,344	464	—
4	5,853,506	837,024	422,612	—

Following the shareholder vote, the Merger was completed and our board of directors voted to effect a one for three reverse stock split effective on November 14, 2007.

Pursuant to the terms of the Merger, the Orchard NY stockholders were issued 2,862,910 shares of our common stock on a post-split basis (8,591,893 shares on a pre-split basis) and 446,918 shares of our Series A Convertible Preferred Stock and all of their outstanding shares in Orchard NY were cancelled. In addition, we assumed Orchard NY’s obligations under its outstanding deferred common and preferred stock awards, which, pursuant to the terms of the Merger, now represent the right to receive 157,683 shares of our common stock on a post-split basis (473,048 on a pre-split basis) and 1,915 shares of our Series A Preferred Stock for issuance pursuant to such awards.

Our Series A Preferred Stock is convertible into, and has voting rights equivalent to, 3.33 shares of common stock on a post split basis (ten shares on a pre-split basis) and is redeemable at the option of the board of directors after the fifth anniversary of its issuance at a price of $55.70 per share, subject to certain restrictions, plus any declared and unpaid dividends.

As a result of the Merger, Orchard NY became our wholly-owned subsidiary, with the former Orchard NY stockholders collectively owning common and preferred stock (including common and preferred stock subject to deferred stock awards) representing approximately 60% of the voting power of our outstanding capital stock.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “ORCD.” Prior to November 14, 2007, our common stock was traded under the symbol “DMGI.” Our initial public offering took place on February 2, 2006 at $9.75 per share ($29.25 per share after adjusting for the November 14, 2007 one for three reverse stock split). Prior to February 2, 2006, there was no public trading market for our common stock. The following table presents the high and low closing prices for our common stock, as reported on the NASDAQ Global Market, and its predecessor, the NASDAQ National Market, for the periods indicated and as adjusted to give effect to the November 14, 2007 one for three reverse stock split.

	High	Low

2006:
First quarter (commencing February 2, 2006)	$31.26	$24.81
Second quarter	$29.28	$13.80
Third quarter	$20.19	$11.25
Fourth quarter	$20.97	$12.99

	High	Low

2007:
First quarter	$18.00	$11.25
Second quarter	$15.51	$11.28
Third quarter	$14.40	$7.05
Fourth quarter	$10.50	$3.08

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

Holders of Record

At March 28, 2008, the last reported sales price of our common stock on the NASDAQ Global Market was $5.92 per share, and at March 31, 2008, the number of holders of record was 133. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by those record holders.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2007, or our “2008 Proxy Statement.”

Issuer Purchases of Equity Securities

On November 13, 2007, we acquired a total of 11,111 shares of our common stock in a non-monetary exchange valued at an agreed price per share of $6.75 on a post-split basis (or 33,334 shares on a pre-split basis at a price per share of $2.25 per share). These shares were acquired from a former executive and director of our company prior to the Merger in exchange for certain music recordings and were not acquired as part of any publicly announced share repurchase plan or program. We acquired no other shares during the fourth quarter of 2007 and do not currently have in place any publicly announced share repurchase plan or program.

Item 6.	SELECTED FINANCIAL DATA

Intentionally omitted.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors.”

Overview

Background and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. or “DMGI”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., which we refer to as “Orchard NY”) through a merger of a subsidiary of DMGI with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of DMGI common stock (after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007) and 446,918 shares of DMGI Series A convertible preferred stock (the “DMGI Series A Preferred Stock”). In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards and reserved 157,683 shares of DMGI common stock (on a post-split basis) and 1,915 shares of DMGI Series A Preferred Stock for issuance pursuant to such awards. In connection with the Merger, Orchard NY became our wholly-owned subsidiary, with the former stockholders of Orchard NY collectively owning shares of our common and preferred stock representing approximately 60% of the voting power of our outstanding capital stock. The Orchard Enterprises, Inc. and its subsidiaries are referred to collectively as “we,” “us,” and the “Company.” See Note 4 to our consolidated financial statements appearing elsewhere in this annual report for further details on the Merger.

For accounting purposes, the Merger was treated as a reverse acquisition with Orchard NY being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of Orchard NY and its consolidated subsidiaries and replace the historical financial results of DMGI as it existed prior to the Merger. The results of operations for DMGI and its pre-Merger consolidated subsidiaries are included in our consolidated financial results beginning on November 13, 2007. The presentation of Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Preferred Stock reflects the historical stockholders’ equity of Orchard NY through November 12, 2007. The effect of the issuance of shares of DMGI common stock and DMGI Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger on November 13, 2007 is reflected in the year ended December 31, 2007.

Orchard NY was incorporated in New York in September 2000. On April 28, 2003, Dimensional Associates, LLC, or Dimensional, an entity formed by a group of private investors, invested in and acquired operating control of Orchard NY through the purchase of a convertible debt instrument followed by subsequent periodic funding events under similar conditions as the original convertible debt instrument. These debt instruments were redeemed or converted prior to completion of the Merger and are described below in “Liquidity and Capital Resources — Description of Indebtedness” and in Note 10 to our consolidated financial statements appearing elsewhere in this annual report.

We are a global leader in digital media services, controlling and distributing more than 1,000,000 music and other audio recordings, or tracks, and over 3,000 hours of video programming through hundreds of digital stores (e.g., iTunes, eMusic, Google, Netflix) and mobile carriers (e.g., Verizon, Vodafone, Bell Canada, Moderati, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at the online stores and through innovative marketing and promotional campaigns; branded entertainment programs; film, advertising, gaming and television licensing; among other services.

Significant Customers

Since inception through December 31, 2007, our revenue has been derived primarily from the distribution of digital music content. Two customers, iTunes and eMusic (which is controlled by our majority shareholder), account for a significant portion of our total revenue and related accounts receivable. For the years ended December 31, 2007 and 2006, iTunes represented 54% and 51% of total revenue and eMusic represented 11% and 12% of total revenue, respectively. Accounts receivable from iTunes were 34% and 35% of total accounts receivable at December 31, 2007 and 2006, respectively. Accounts receivable from eMusic were 14% and 15% of total accounts receivable at December 31, 2007 and 2006, respectively.

Sources of Revenues

Our revenues are derived from the following sources:

•	Permanent downloads. In aggregate terms, our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, multiplied by the average number of times our music recordings are downloaded, multiplied by the fee paid to us by each retailer. The download rates for our music recordings are driven primarily by the overall size and growth of the digital music market, the popularity and demand for the recordings we make available, the number and nature of the digital music services through which we make the recordings available to consumers, and our territorial distribution rights. We negotiate the fee we receive per download in advance at the time we enter into an agreement with a digital music retailer.

•	Subscription download services on the Internet. We also generate revenues from services that offer consumers the ability to download up to a certain number of recordings each month for a fixed subscription fee. In such models, we typically receive a percentage of the total revenue pool generated by the service, after contractually specified costs and deductions, based on our share of total downloads in the service during the billing period.

•	Subscription streaming fees. Some digital music retailers distribute our music recordings via streaming on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue (after contractually specified costs and deductions) based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period, although the exact formulations by which our revenue is derived varies between services. Following the termination of their subscription, consumers are not able to play our music recordings.

•	Mobile services. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and mastertones. Most mobile services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models, although this is changing.

•	Other. Our other revenue is comprised mainly from licensing fees also referred to as music services, administrative and consulting fees and other sources such as technology-related servicing fees charged to certain digital music retailers and other non-retail clients.

Combined revenue from digital downloads and subscription fees comprised approximately 78% of our total revenue for each of the years ended December 31, 2007 and 2006. Approximately 10% and 5% of our revenue for the years ended December 31, 2007 and 2006, respectively, was derived from mobile services.

Cost of Revenues

Our cost of revenues primarily consists of:

•	revenue sharing payments and recoupment of cash advances to artists, record labels and other content owners;

•	royalties to artists and publishers;

•	amortization of costs to acquire master recordings, digital rights and digital distribution agreements;

•	reserves or write-downs of master recordings, capitalized digital rights, digital distribution agreements or royalty advances that may be deemed necessary from time to time; and.

•	other direct costs of revenues;

Our cost of revenues and corresponding gross profit is determined by the revenues earned on our available music and audio content. In our digital distribution agreements with content owners, which usually have terms of two to five years, we typically have an exclusive right to collect revenue directly from the digital entertainment services. We then pay a negotiated revenue sharing percentage to the content owner.

In certain instances, with respect to higher profile labels and/or as an inducement to enter into a longer-term license agreement, we may make a royalty advance against the content owner’s share of future royalties. We capitalize all such advances as a prepaid asset that we amortize as a cost of revenue as the related revenue is earned and the cash advances are recouped. We also include in cost of revenues the fees and direct costs incurred in obtaining content. For long-term distribution agreements, we amortize the legal fees and other direct costs incurred in acquiring the agreement on a straight-line basis over the shorter of the term of the related agreement or ten years. When we acquire digital rights or master recordings, we capitalize the purchase price and the direct ancillary costs and amortize the acquisition costs on a straight-line basis over ten years.

While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music and audio recordings are a statutory rate in the United States, which was $.09 for 2006 and 2007.

In connection with the allocation of the purchase price to the assets we were deemed to have acquired from DMGI for accounting purposes, we established an asset called Digital Distribution Agreements, which is a component of “Music and Audio Content,” to reflect the estimated fair market value of DMGI’s license agreements at the Merger date. We are amortizing this asset to cost of revenues over the term of the related agreements.

We include in cost of revenues depreciation and amortization associated with equipment and computer software that we use to digitally encode music files. Historically, when we have utilized third parties to digitally encode music files into the specific formats required by digital entertainment services, we also included these costs in cost of revenues. We also charge any other third party costs directly associated with earning other revenue to cost of revenues.

Operating expenses include all costs associated with general and administrative expenses, sales and marketing and product development in order to operate the business.

Seasonality

We are not able to identify definitively seasonality in our business because of the early-stage nature of the entire digital distribution industry and our limited operating history. However, we suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, because this is the peak time for sales of music recordings in physical format (generally ascribed to increased consumer spending due to the holidays).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our consolidated financial statements appearing elsewhere in this annual report.

Revenue Recognition and Assessing the Collectibility of Accounts Receivable

We follow the provisions of Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition in Financial Statements (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” and EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Our distribution revenue from the sale of music recordings through digital distribution channels is recognized when the products are sold by the digital service providers, which provide us with periodic notification of the sales.

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during 2007 and 2006.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. During 2007 and 2006, revenues from physical sales were not significant.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues and cost from shipping and handling were not significant in 2007 or 2006.

Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable therefore generally consists of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectibility of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $427,000 at December 31, 2007 and $70,000 at December 31, 2006.

Recoverability of Royalty Advances

We pay advance royalties to certain record labels and artists and account for these advance royalty payments pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Pursuant to SFAS 50, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner or its distributor are capitalized as assets. The decision to capitalize an advance to a content owner or its distributor as an asset requires significant judgment as to the recoverability of these advances. We assess the recoverability of these assets upon initial commitment of the advance based upon our forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, we evaluate the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is expensed. All advances are assessed for recoverability periodically and, at minimum, on a quarterly basis.

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred tax assets will more likely than not be realized from the results of operations. At each of the financial statement dates presented, we recorded a full valuation allowance against deferred income taxes due to our limited operating history and net losses recorded since inception. Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

We have generated losses for federal and state income tax reporting since inception. These tax losses are available for carryforward until their expiration. In addition to potential expiration, there are other factors that could limit our ability to use our federal and state tax loss carryforwards. For example, use of prior net operating loss carryforwards can be limited after an ownership change, such as the Merger. Accordingly, it is not certain how much of our existing net operating loss carryforwards will be available for use. In addition, we must generate taxable income in the future in order to use net operating loss carryforwards that have not expired.

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with FIN 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an Interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

Long-Lived Assets

We evaluate long-lived assets, including license rights, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

Share-Based Compensation

We recognize compensation expense, under the provisions of Statement No. 123 (revised 2004) of the Financial Accounting Standards Board, Share-Based Compensation. As a result, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. This estimation of the fair value of each share-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the compensatory element under the Trinomial Lattice Model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), a risk-free interest rate, dividend yield, and assumptions as to volatility of the underlying equity security. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock using the historical volatility for our peer group public companies because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI as a result of the Merger. We will review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Impairment of Intangible Assets

We test our intangible assets (other than goodwill) for impairment annually, and more frequently if there are indications of a loss in value. The most significant intangible assets that we test for impairment are those resulting from the Merger. We test for impairment on the basis of the same objective criteria that were used for the initial valuation. Our initial valuation and ongoing tests are based on the relationship of the value of our projected future cash flows associated with the asset to either the purchase price of the asset (for its initial valuation) or the carrying amount of the asset (for ongoing tests). The determination of the underlying assumptions related to the recoverability of intangible assets is subjective and requires the exercise of considerable judgment by our management. Any changes in key assumptions about our business and prospects, or changes in market conditions, could result in an impairment charge.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective for our Company beginning January 1, 2008, except with respect to its non-financial assets for which the effective date is January 1, 2009. Our adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for our company as of the beginning of fiscal year 2009. We have not yet determined the impact that adopting SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS No. 141R would have an impact on the accounting for any business we may acquire in the future.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is prohibited. After its effective date, SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly-owned businesses we may acquire in the future.

Internal Control over Financial Reporting

In connection with the audit for the year ended December 31, 2007, our independent auditors identified significant deficiencies in our internal controls over financial reporting regarding our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which is due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our internal controls over financial reporting. These significant deficiencies, along with the actions taken to remedy the significant deficiencies identified by our former independent auditors in connection with their audit of our 2006 consolidated financial statements, are described in Item 9A(T) “Controls and Procedures.”

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing revenue while controlling and limiting expenses at current levels. Some of the current industry conditions and factors that we expect could have a significant impact on our future results are discussed below:

Factors impacting revenue and download rates for music content.  Achieving profitable growth will require continued growth in the overall market for digital retail sales of music, video and other forms of media, and our ability to maintain a competitive suite of digital distribution and service offerings that will be attractive to independent record labels and other owners of digital media content. We expect continued competition from entrenched music distribution companies moving more aggressively into the digital sector (e.g., the distribution companies owned by the four major music companies), other independent distributors, and new entrants to the market. We believe that our revenue and download rates for music content might be affected by a number of macro-factors, including:

•	Overall growth of the legitimate retail consumer market for digital music, in the context of a still robust so-called peer-to-peer (P2P) pirate market;

•	Amount of additional digital music and video recordings that are made available to consumers from all sources and the impact on average sales that results from having an increasing amount of music and video content available within the retail channels;

•	The speed and efficacy with which new digital entertainment services — either through traditional a la carte downloads or subscription models, or new forms of music retail such as advertising-based or P2P models — enter and grow the market; and

•	The speed and efficacy with which digital music retailers invest on one hand in product enhancements that allow them to more dynamically serve music to targeted subgroups ( e.g. , ethnic nationals living abroad) and, on the other hand, particularly with respect to mobile operators, integrate their sophisticated marketing segmentation and direct marketing capabilities more closely with demographically-based music marketing.

Gross profit.  Our gross profit is directly affected by our ability to negotiate favorable digital distribution agreements with record labels and other content owners. The current and future marketplace will continue to evolve and shape our ability to enter into new distribution agreements with content owners seeking to access the digital marketplace and renew existing agreements as they begin to expire. As more competitors enter this market and seek to sign similar agreements with content owners, this could adversely impact our gross profit.

Operating expenses.  Our operating expenses include all costs associated with general and administrative expenses, sales and marketing and product development in order to operate the business. These expenses increased in each of the past three years as we added additional personnel dedicated to expanding our operations and broadening our product and service offerings.

Business development.  We plan to continue to build our core music and video businesses by building on our established digital distribution relationships and by adding additional record labels and content owners, showcasing top-tier global artists, and expanding our marketing capabilities. We also plan to continue to develop our broad services platform, including:

•	Marketing and technology programs to service brands, consumer packaged goods companies and other businesses integrating music with their marketing objectives;

•	Placement of master recordings for synchronization use in advertising, film and television programs;

•	Mechanical licensing and administration of music publishing for digital sales in the United States;

•	Collection of sound performance recording royalties globally, among other offerings.

Results of Operations

The following table sets forth items in our consolidated statements of operations as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Years Ended December 31,
	2007		2006
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Statement of Operations Data:
Revenues	$28,548,834	100.0%	$14,918,135	100.0%
Cost of revenues	20,893,414	73.2%	10,717,017	71.8%

Gross profit	7,655,420	26.8%	4,201,118	28.2%
Operating expenses	14,355,998	50.3%	9,782,737	65.6%
Other (income) expense	901,738	3.1%	387,341	2.6%

Net loss	$(7,602,316)	(26.6)%	$(5,968,960)	(40.0)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$17,376,324	60.9%	$8,653,957	58.0%
Subscriptions(1)	4,980,071	17.4%	2,964,087	19.9%
Mobile services	2,776,008	9.7%	741,898	5.0%
Other	3,416,431	12.0%	2,558,193	17.1%

Total	$28,548,834	100.0%	$14,918,135	100.0%

Average number of music recordings available for downloading during the period	713,000	—	404,000	—
Number of music recordings available for downloading at the end of the period	1,056,000	—	523,000	—
Number of paid downloads during the period	23,287,000	—	11,926,000	—

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $3,014,494 and $1,783,140 for the years ended December 31, 2007 and 2006, respectively.

Comparison of Year Ended December 31, 2007 to December 31, 2006

Revenues.  Revenues increased to approximately $28.5 million for the year ended December 31, 2007 from approximately $14.9 million for the year ended December 31, 2006 with approximately $1.1 million of the increase attributable to the consolidation of DMGI following the November 2007 Merger. Revenue from digital distribution (including permanent downloads and subscription services) increased to approximately $22.4 million in 2007 from approximately $11.6 million in 2006, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted from a significant increase in the average number of available tracks for sale, as well as a more efficient distribution process, in part due to the launch of our proprietary V.E.C.T.O.R.tm system in the first half of 2007. Revenue from mobile distribution increased to approximately $2.8 million in 2007 from approximately $0.7 million in 2006 as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as service fees charged to digital music retailers and other non-retail clients, increased to approximately $3.4 million in the 2007 from approximately $2.6 million in 2006.

Cost of revenues.  Our cost of revenues increased to approximately $20.9 million for the year ended December 31, 2007 from approximately $10.7 million for the year ended December 31, 2006. Royalty expense to artists, labels and other content owners increased to approximately $19.7 million in 2007 from approximately $9.9 million in 2006, primarily related to the increase in overall revenues. During the years ended December 31, 2007 and 2006, our royalties paid to artists, labels and other content owners amounted to 69% and 66% of revenues, respectively. The increase in royalties as a percentage of revenues is primarily due to a more competitive landscape in the digital distribution market. Other costs of revenues increased to $1.2 million in 2007 as compared to approximately $0.8 million in 2006. Gross profit margin declined to 26.8% of revenues in 2007 from 28.2% of revenues in 2006, primarily because 2006 included a one-time fee concession of $0.4 million (or 2.7% of revenues) from a digital encoding service provider.

Operating expenses.  The following table sets forth the individual components of our operating expenses for the year ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007		2006
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Personnel-related expenses	$8,465,344	59.0%	$4,499,584	46.0%
Professional fees	2,681,731	18.7%	2,725,005	27.9%
Office expenses	1,399,431	9.7%	1,191,796	12.2%
Travel expenses	869,354	6.1%	653,213	6.7%
Marketing	461,413	3.2%	577,350	5.9%
Other expenses	478,715	3.3%	135,789	1.3%

Total	$14,355,988	100.0%	$9,782,737	100.0%

Operating expenses increased to approximately $14.4 million for the year ended December 31, 2007, from approximately $9.8 million for the year ended December 31, 2006 primarily due to increased personnel costs. The increase in personnel costs for 2007 is partly due to a one-time non-cash compensation expense of approximately $1.9 million. Excluding the one-time non-cash compensation expense, our personnel costs increased as a result of an overall increase in our head count, as we added to staff to keep up with growth, which growth also resulted in an increase in travel expenses and office expenses. Other expenses increased primarily as a result of an increase in the reserve for bad debts.

In prior periods, we analyzed the components of our operating expenses under the captions “General and Administrative,” “Sales and Marketing” and “Product Development,” which presentation reflected a grouping of the components of our operating expenses (including compensation and other personnel-related costs) that was generally based on headcount per function within our company. Going forward, we intend to analyze our operating expenses as set forth in the table above, as we believe this is a better reflection of how we view and manage our operating expenses internally.

Other (income) expense.  We had other expense of approximately $0.9 million for the year ended December 31, 2007, an increase from approximately $0.4 million for the year ended December 31, 2006. Interest expense decreased to approximately $0.4 million for the year ended December 31, 2007 from approximately $0.5 million for the year ended December 31, 2006. We had approximately $37,000 of interest income in 2007 compared to nominal interest income in 2006. We had approximately $516,000 of other expenses in 2007 primarily due to $477,000 in non-cash charges related to a beneficial conversion charge in connection with the recapitalization of shares while we had other income of $130,000 in 2006 from the write-off of both a disputed note payable and related interest for which the statute of limitations for enforcement of the debt had expired.

Liquidity and Capital Resources

We have incurred net losses of $7,602,316 and $5,968,960 for the years ended December 31, 2007 and 2006, respectively. Historically, we have received funds from Dimensional (our majority shareholder) to operate our business. However, subsequent to the Merger, we do not expect this to continue. At December 31, 2007, we had approximately $10.6 million in cash and cash equivalents, and management believes cash balances on-hand will be sufficient to fund our net cash commitments and requirements over the next 12 months. Should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.

Cash Flows for the Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net cash used in operations for the year ended December 31, 2007 was approximately $4.3 million. The reconciliation of net loss of approximately $7.6 million to net cash used in operations for the year ended December 31, 2007 included non-cash charges for depreciation and amortization of approximately $0.3 million, bad debt expense of approximately $0.4 million and stock-based compensation of approximately $2.0 million. These net non-cash charges were partially offset by 2007 working capital requirements of approximately $0.2 million.

Net cash used in operations for the year ended December 31, 2006 was approximately $4.3 million. The reconciliation of net loss of approximately $6.0 million to net cash used in operations for the year ended December 31, 2006 included non-cash charges for depreciation and amortization of approximately $0.2 million, bad debt expense of $0.1 million and stock-based compensation of approximately $0.1 million of stock-based compensation, offset by non-cash income of approximately $0.1 million in connection with the write-off of a disputed note payable and related interest. These non-cash charges were further offset by reduced working capital requirements of approximately $1.4 million, primarily because royalties payable increased at a faster rate than accounts receivable as our business continued to expand in 2006.

Our investing activities resulted in a net cash contribution of approximately $8.9 million for the year ended December 31, 2007 primarily as a result of the Merger, but our investing activities also used $0.5 million in connection with the purchase of property and equipment. In 2006, investing activities resulted in a net cash outflow of approximately $0.7 million to purchase property and equipment, which was partially offset by $51,007 of proceeds from the sale of certain property and equipment. The property and equipment additions for both the years ended December 31, 2007 and 2006 were primarily due to the increase in headcount as our business continued to grow, and for designing, developing and implementing a direct digital delivery system during 2007.

Cash provided from financing activities for the years ended December 31, 2007 and 2006 was approximately $4.4 million and approximately $6.6 million, respectively, in both cases as a result of the proceeds from the issuance of additional convertible debt to Dimensional.

As of December 31, 2007, we had cash and cash equivalents of approximately $10.6 million and working capital of approximately $7.1 million, compared to cash and cash equivalents of approximately $1.7 million and a working capital deficit of approximately $9.5 million at December 31, 2006.

Description of Indebtedness

Convertible Debt Instruments

Since April 2003, Dimensional extended various loans to Orchard NY, which debt was convertible into that number of shares of Orchard NY’s Series A Convertible Preferred Stock, or the Orchard NY Series A Preferred Stock, determined by dividing the principal balance by a conversion price of $1.00 per share of Orchard NY Series A Preferred Stock (i) at any time, at Dimensional’s sole option or (ii) automatically, upon the closing of a sale of 3,000,000 shares of Orchard NY Series A Preferred Stock pursuant to a stock purchase agreement with and Dimensional.

In May 2006, Orchard NY issued 7,931,000 shares of its Series A Convertible Preferred Stock and 7,931,000 shares of its Series B Convertible Preferred Stock to Dimensional in exchange for the conversion and cancellation of convertible debt with a principal balance of approximately $7.9 million (the outstanding convertible debt principal balance at December 31, 2005). Accrued interest relating to this debt was not cancelled at this time. At December 31, 2006, the outstanding principal balance of the Dimensional convertible debt was approximately $6.6 million and the outstanding balance of the accrued interest was approximately $1.2 million (which includes interest on the approximately $7.9 million debt cancelled in May 2006). Interest expense on the convertible debt was approximately $0.5 million, for the year ending December 31, 2006.

In 2007 and prior to the Merger, Orchard NY undertook two recapitalizations (a July 2007 recapitalization and a September 2007 recapitalization) whereby Dimensional agreed to convert its then outstanding convertible debt in exchange for shares of preferred stock of Orchard NY and forgave accrued interest. These recapitalizations are described in Note 9 to our consolidated financial statements appearing elsewhere in this annual report. In November 2007, we amended the September 2007 recapitalization to recharacterize $600,000 of funding as a loan payable instead of a capital contribution. We repaid this $600,000 loan in November 2007.

On November 13, 2007, in conjunction with the Merger, all outstanding shares of Orchard NY’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and common stock were cancelled and the former Orchard NY stockholders received 448,833 shares of our Series A Preferred Stock and 3,021,202 shares of our common stock, including 1,915 shares of our Series A Preferred Stock and 157,683 shares of our common stock that are subject to deferred stock awards assumed in connection with the Merger.

At December 31, 2007, we had 446,918 shares (and 1,915 shares awarded but not issued or outstanding that are subject to deferred stock awards) of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.3 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

As of December 31, 2007, we had no outstanding convertible debt owed to Dimensional.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

Related Party Transactions

From time to time, we have amounts due to and receivables from companies under common ownership with Dimensional. These amounts are billed and paid on a regular basis in the ordinary course of our business. We had a net receivable from affiliates of $1,075,602 and $483,037 at December 31, 2007 and December 31, 2006, respectively and net payables to affiliates of $0 and $46,286 at December 31, 2007, and December 31, 2006, respectively.

Our relationships with these related parties include the following:

•	Management Agreement with Dimensional Associates, Inc. Through December 31, 2006, Dimensional Associates, Inc., which is under common ownership with us, provided ongoing consulting and management advisory services to us for a monthly management fee based on a predetermined allocation percentage, which fee was reviewed periodically by Dimensional. Since January 1, 2007, employees devoting substantially all of their time on our business were hired by us and the management fee was suspended. We recognized $657,000 of management fees under this arrangement for the year ended December 31, 2006.

•	Operating Lease with Affiliate. We leased our office space under a formal sublease from an affiliate of Dimensional through April 2006, at which time the sublease expired, and we began paying the lessee directly for the office space. We also acquired furniture and leasehold arrangements from the affiliated entity in connection with the sublease of the premises. In August 2007, the sublease of the affiliated entity was formally assigned to us. We incurred approximately $68,429 of expense for the year ended December 31, 2006 related to the direct sublease arrangement with its affiliate and $193,697 and approximately $266,000 of expense under the direct arrangement with the lessee for the year ended December 3, 2007 and 2006, respectively.

•	Legal Costs. One firm engaged by us to represent our general business interests employs a family member of one of our Directors. Amounts included in operating expenses in connection with the services performed by this firm were $2,263 for the year ended December 31, 2007 and $158,432 for the year ended

December 31, 2006. In addition, in 2007 we incurred $1,070,109 of expenses for fees in connection with the services performed by this firm related to the transaction costs of the Merger.

•	Distribution Services with eMusic. eMusic (which is controlled by our majority shareholder) provides digital music distribution services to our company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. We recently initiated a renegotiation of this amended agreement, which we expect to complete during the second quarter of 2008. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through December 31, 2009. Under the agreement, we have a “most favored nation” clause, which provides that we are entitled to better royalty terms if eMusic allows any other independent record label such better terms. Amounts included in revenues in connection with these services were $3,014,494 and $1,738,140 for the years ended December 31, 2007 and 2006, respectively. Amounts included in accounts receivable in connection with these services were $1,075,602 and $483,037 at December 31, 2007 and December 31, 2006, respectively.

•	Dimensional Music Publishing, LLC. During 2006, we sold fixed assets to Dimensional Music Publishing, LLC, an entity under common ownership with our company, realizing a loss of $1,448.

•	Revenue Sharing Agreement with CGH Ventures, Inc. Since 2003, our subsidiary Orchard Management, Inc. has been obligated to pay CGH Ventures, Inc. 80% of the net revenues it earns pursuant to a revenue sharing agreement. CGH Ventures, Inc. is owned by two of our stockholders. We recorded $48,212 and $68,797 as commission expense for CGH Ventures, Inc.’s share of the net revenue for the years ended December 31, 2007 and 2006, respectively.

For more information relating to our related party transactions, see Note 15 to our consolidated financial statements appearing elsewhere in this annual report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (Marcum & Kliegman LLP), the “Report of Independent Registered Public Accounting Firm” (Deloitte & Touche LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages F-1 to F-28 of this annual report on Form10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure controls and procedures.  In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Due to the existence of a material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

In connection with the audit of our 2007 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which is due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

Although we have taken steps to remedy some of these issues with our internal control over financial reporting, we still have additional work to do to bring our financial reporting procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our internal control over financial reporting. As discussed below, because the Merger occurred in the fourth quarter of 2007 and because Orchard NY was a small privately-held company, we were unable to upgrade our internal controls over financial reporting to the level required of a public company prior to the end of the period covered by this annual report. Nevertheless, we are initiating the remediation steps outlined below to rectify the identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained in this annual report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation steps include:

•	Lack of Formal Policies and Procedures/Lack of Resources to Manage Financial Close. During the first quarter of 2008, we have added personnel and solidified the senior leadership of our financial department. We plan to allocate additional internal employees and continue to add incremental resources (including with public company reporting experience) and outside consultants to both ensure that we formally document our policies and procedures and assist our company with the financial close process;

•	Lack of Sophisticated Financial Reporting Systems. We plan to upgrade our accounting system and begin the migration from our current general ledger system to a more robust platform that we have identified, which new general ledger system we currently expect to begin using in the third quarter of 2008;

•	Lack of Formalized Disaster Recovery Plan. We plan to begin working with outside compliance consultants to help us further develop our disaster recovery policies and procedures, including the provision of off-site business continuity processes; and

•	Management’s Ability to Complete Assessment of Internal Controls over Financial Reporting. We plan to engage a qualified consultant to perform in 2008 an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. The consultant will assist us in implementing appropriate internal controls on weaknesses determined, if any, documenting and then testing the effectiveness of those controls.

In connection with their audit for the year ended December 31, 2006, our former independent auditors identified certain significant deficiencies related to our accounting for fixed assets, our tracking and accounting for hard drives, our lack of a formal period-end accrual process, our procedures for the reissuance of royalty checks, and our journal entry process that together constituted a material weakness in internal control over financial reporting. We have in the first quarter of 2008 hired a new Chief Financial Officer and hired a Controller with public company reporting experience, and we have implemented a direct digital delivery system, minimizing the impact of hard drives on our financial statements in order to address their significant deficiencies. Additionally, we have formalized our processes and procedures for reissuing royalty checks to ensure that the original check is properly voided prior to reissuing a new check. We still need to implement a fixed assets tracking system and maintain appropriate supporting documentation for fixed asset transactions, and plan to formalize our journal-entry process and implement formal policies regarding the preparation, approval and recording of manual journal entries, including period-end accruals.

Changes in internal control over financial reporting.  Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting.  This annual report on Form 10-K does not include a report of our management on our internal controls over financial reporting. In connection with the November 2007 Merger, we were deemed to be the acquired company for accounting and financial reporting purposes, and Orchard NY was deemed the acquiror. As such, Orchard NY’s historical financial statements became our historical financial statements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Background and Basis of Presentation” for more information regarding the Merger. Prior to the Merger, Orchard NY was a small, privately-held company and was not subject to public company disclosure requirements, including the requirement to report on internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308T of Regulation S-K.

As noted above, since the Merger, our internal operating procedures, information systems and accounting controls have been improved as our management works diligently to rapidly and aggressively integrate and assimilate all of our operations in our headquarters in New York City. Because of the closing of the Merger near the end of the fiscal year, the fact that Orchard NY was a small privately held company prior to the Merger, and the fact that our internal controls are in a state of transition as we integrate our business operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting, our management believes that any report on our internal controls at this time would not be meaningful to investors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Had we included management’s report, it would not have been subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2007, or our “2008 Proxy Statement.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-28 hereto.

(2) Financial Statement Schedule.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3) Exhibits.

Exhibit
Number	Description of Exhibit

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007*
3.3	Certificate of Designations of Series A Convertible Preferred Stock*
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Amended and Restated Bylaws of the Registrant dated February 6, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 16, 2007)
4.1	Form of Registrant’s Common Stock Certificate*
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)
10.2	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed on September 29, 2005)
10.4	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)
10.5	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)
10.6	Employment Agreement dated February 20, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2008)
10.7	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Registrant*
10.8	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant*
10.9	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.)*
10.10	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant*†
10.11	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant*†
10.12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant*†

Exhibit
Number	Description of Exhibit

10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant*†
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc.*†
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc.*†
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc.*†
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc.*†
21.1	Schedule of Significant Subsidiaries*
23.1	Consent of Marcum & Kliegman, LLP, Independent Registered Public Accounting Firm*
23.2	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.

By:	/s/ Greg Scholl
Greg Scholl
Chief Executive Officer

Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greg Scholl and Nathan Fong, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Greg Scholl Greg Scholl	Chief Executive Officer and Director (principal executive officer)	March 31, 2008

/s/ Nathan Fong Nathan Fong	Chief Financial Officer (principal financial and accounting officer)	March 31, 2008

/s/ Clayton Trier Clayton Trier	Chairman of the Board and Director	March 31, 2008

/s/ David Altschul David Altschul	Director	March 31, 2008

/s/ Viet Dinh Viet Dinh	Director	March 31, 2008

II-1

Signature	Title	Date

/s/ Michael Donahue Michael Donahue	Director	March 31, 2008

/s/ Terry Hatchett Terry Hatchett	Director	March 31, 2008

/s/ Danny Stein Danny Stein	Director	March 31, 2008

II-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
The Orchard Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of The Orchard Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and redeemable preferred stock, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Orchard Enterprises, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, NY
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Orchard Enterprises Inc.:

We have audited the accompanying consolidated balance sheet of The Orchard Enterprises Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and redeemable preferred stock and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Oversight Accounting Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Orchard Enterprises Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

New York, NY
July 30, 2007 (March 31, 2008 as to the effect of the
reverse acquisition on loss per share as described in Note 4)

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,636,618	$1,675,889
Accounts receivable — net (including amounts from related parties of $1,075,602 at 2007 and $483,037 at 2006)	7,635,526	3,126,987
Royalty advances	3,508,417	585,575
Prepaid expenses and other current assets	440,141	174,360

Total current assets	22,220,702	5,562,811
Royalty advances, less current portion	1,257,803	183,287
Music and audio content — net	4,168,179	134,826
Property and equipment — net	1,045,755	651,405
Goodwill	24,327,806	—
Other assets	74,434	9,449

TOTAL ASSETS	$53,094,679	$6,541,778

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,085,270	$249,507
Accrued royalties	12,307,744	5,688,066
Accrued expenses	1,135,780	1,060,792
Due to affiliated entities	—	46,286
Deferred revenue	543,329	146,494
Accrued interest payable to a related party	—	1,227,937
Convertible debt payable to a related party	—	6,600,000

Total current liabilities	15,072,123	15,019,082

COMMITMENTS AND CONTINGENCIES (See Note 17)
REDEEMABLE PREFERRED STOCK:
Series A convertible preferred stock, $0.01 par value — 448,833 shares designated as of December 31, 2007; 448,833 shares issued and outstanding; liquidation preference of $25,000,000 as of December 31, 2007	7,017,245	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 1,000,000 shares authorized and 448,833 shares designated as of December 31, 2007; 551,167 shares undesignated; no shares issued and outstanding as of December 31, 2007	—	—
Series A convertible preferred stock, $.001 par value — 20,000,000 shares authorized as of December 31, 2006, 7,931,000 shares issued and outstanding	—	7,931
Series B convertible preferred stock, $.001 par value — 20,000,000 shares authorized as of December 31, 2006, 7,931,000 shares issued and outstanding	—	7,931
Common stock, $0.01 par value — 10,000,000 shares authorized as of December 31, 2007; 6,155,127 shares issued and outstanding	61,551	—
Common stock, $.001 par value — 40,000,000 shares authorized as of December 31, 2006; 1,762,444 shares issued and outstanding	—	1,763
Stock subscription receivable	—	(1,478)
Additional paid-in capital	55,050,780	7,998,593
Accumulated deficit	(24,093,210)	(16,490,894)
Accumulated other comprehensive loss	(13,810)	(1,150)

Total stockholders’ equity (deficit)	31,005,311	(8,477,304)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$53,094,679	$6,541,778

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006

REVENUES (including amounts from related parties of $3,014,494 in 2007 and $1,783,140 in 2006)	$28,548,834	$14,918,135
COST OF REVENUES (including amounts from related parties of $48,212 in 2007 and $68,797 in 2006)	20,893,414	10,717,017

GROSS PROFIT	7,655,420	4,201,118
OPERATING EXPENSES (including amounts from related parties of $195,959 in 2007 and $1,151,508 in 2006)	14,355,998	9,782,737

LOSS FROM OPERATIONS	(6,700,578)	(5,581,619)

OTHER INCOME (EXPENSE):
Beneficial conversion feature	(477,430)	—
Interest income	37,797	2,743
Interest expense to related party	(423,009)	(520,084)
Other	(39,096)	130,000

Total other income (expense)	(901,738)	(387,341)

NET LOSS	$(7,602,316)	$(5,968,960)

Loss per share — basic and diluted	$(3.18)	$(7.99)

Weighted average shares outstanding — basic and diluted	2,390,388	747,011

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
REDEEMABLE PREFERRED STOCK
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Series C							Accumulated
	Series A Convertible		Series A Convertible		Series B Convertible		Convertible				Stock	Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income (Loss)	Equity (Deficit)	Loss
BALANCE — January 1, 2006	—	$—	—	$—	—	$—	—	$—	1,477,612	$1,478	$(1,478)	$—	$(10,521,934)	$1,814	$(10,520,120)	$—
Issuance of common stock	—	—	—	—	—	—	—	—	284,832	285	—	83,455	—	—	83,740	—
Issuance of preferred stock to related party	—	—	7,931,000	7,931	7,931,000	7,931	—	—	—	—	—	7,915,138	—		7,931,000	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,964)	(2,964)	(2,964)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,968,960)	—	(5,968,960)	(5,968,960)

BALANCE — December 31, 2006 — Orchard NY	—	—	7,931,000	7,931	7,931,000	7,931	—	—	1,762,444	1,763	(1,478)	7,998,593	(16,490,894)	(1,150)	(8,477,304)	$(5,971,924)

Conversion of convertible debt to related party	—	—	10,700,000	10,700	10,478,545	10,478	850,000	850	—	—	—	11,405,402	—	—	11,427,430	$—
Issuance of preferred stock to related party	—	—	465,000	465	439,425	439	—	—	—	—	—	464,096	—	—	465,000	—
Receipt of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,478	—	—	—	1,478	—
Forgiveness of interest by related party	—	—	—	—	—	—	—	—	—	—	—	1,642,945	—	—	1,642,945	—
Issuance of common stock	—	—	—	—	—	—	—	—	2,801,669	2,802	—	1,033,815	—	—	1,036,617	—
Issuance of deferred stock awards	—	—	—	—	—	—	—	—	1,185,027	1,185	—	919,968	—	—	921,153	—
Elimination of Orchard NY historical equity accounts	—	—	(19,096,000)	(19,096)	(18,848,970)	(18,848)	(850,000)	(850)	(5,749,140)	(5,750)	—	44,544	—	—	—	—
Conversion of Orchard NY shares into Series A preferred stock of the Company	448,833	7,017,245	—	—	—	—	—	—	—	—	—	(7,017,245)	—	—	(7,017,245)	—
Conversion of Orchard NY shares into Company common stock	—	—	—	—	—	—	—	—	3,020,593	30,206	—	(30,206)	—	—	—	—
Shares of DMGI outstanding at the Merger	—	—	—	—	—	—	—	—	3,021,202	30,212	—	38,514,782		—	38,544,994	—
Share-based compensation related to stock options and restricted stock	—	—	—	—	—	—	—	—	113,332	1,133	—	74,086	—	—	75,219	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,660)	(12,660)	(12,660)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,602,316)	—	(7,602,316)	(7,602,316)

BALANCE — December 31, 2007	448,833	$7,017,245	—	$—	—	$—	—	$—	6,155,127	$61,551	$—	$55,050,780	$(24,093,210)	$(13,810)	$31,005,311	$(7,614,976)

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,602,316)	$(5,968,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,104	151,311
Bad debt expense	387,000	70,000
Loss on disposition and write downs of property and equipment	69,467	39,783
Gain on note payable and related accrued interest	—	(130,000)
Beneficial conversion feature	477,430	—
Share-based compensation	2,282,989	83,740
Changes in operating assets and liabilities:
Accounts receivable	(3,244,713)	(1,481,922)
Royalty advances	(2,269,911)	(561,642)
Prepaid expenses and other current assets	(99,274)	(41,611)
Other assets	(43,934)	(114,981)
Accounts payable	728,672	(706,472)
Accrued royalties	4,437,745	2,702,438
Accrued expenses	(412,406)	949,265
Due to affiliated entities	(46,286)	23,103
Deferred revenue	307,531	146,494
Accrued interest payable to a related party	415,008	520,085

Net cash used in operating activities	(4,265,894)	(4,319,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(479,853)	(674,651)
Proceeds from the sale of property and equipment	—	51,007
Cash obtained in Merger with Digital Music Group, Inc.	11,234,022	—
Purchase of Digital Music Group, Inc.	(1,864,886)	—

Net cash provided by (used in) investing activities	8,889,283	(623,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt to a related party	4,950,000	6,600,000
Repayment of debt to a related party	(600,000)	—

Net cash provided by financing activities	4,350,000	6,600,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12,660)	(2,964)

INCREASE IN CASH AND CASH EQUIVALENTS	8,960,729	1,654,023
CASH AND CASH EQUIVALENTS — Beginning of year	1,675,889	21,866

CASH AND CASH EQUIVALENTS — End of year	$10,636,618	$1,675,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,001	$—

Non-cash financing activities:
Issuance of preferred and common stock upon conversion of convertible debt payable to a related party	$11,550,000	$7,931,000

Additional contribution of capital by related party upon forgiveness of accrued interest payable	$1,642,945	$—

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	ORGANIZATION AND BASIS OF PRESENTATION

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. (“DMGI”), a Delaware corporation formed in April 2005, and hereinafter referred to as the “Company”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., a New York corporation formed in September 2000) (“Orchard NY”) through a merger of a wholly-owned subsidiary of DMGI with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of DMGI common stock (after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007) and 446,918 shares of DMGI Series A convertible preferred stock (the “DMGI Series A Preferred Stock”). In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards, which, pursuant to the terms of the Merger, now represent the right to receive 157,683 shares of DMGI common stock (on a post-split basis) and 1,915 shares of DMGI Series A Preferred Stock. In connection with the Merger, Orchard NY became a wholly-owned subsidiary of the Company, with the former stockholders of Orchard NY collectively owning shares of the Company’s common and preferred stock representing approximately 60% of the voting power of the Company’s outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with Orchard NY being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of Orchard NY and its consolidated subsidiaries. The results of operations for DMGI and its pre-Merger consolidated subsidiaries are included in the Company’s consolidated financial results beginning on November 13, 2007.

The presentation of consolidated statements of stockholders’ equity (deficit) and redeemable preferred stock reflects the historical stockholders’ equity (deficit) of Orchard NY through November 12, 2007. The effect of the issuance of shares of DMGI common stock and DMGI Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger on November 13, 2007 is reflected in the year ended December 31, 2007.

2.	LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations since its inception. The Company incurred net losses of $7,602,316 and $5,968,960 for the years ended December 31, 2007 and 2006, respectively. Historically, the Company has received funds from Dimensional Associates, LLC (“Dimensional”) (a controlling stockholder) to operate the business. However, subsequent to the Merger this is not expected to continue. Management believes cash balances on-hand will be sufficient to fund its net cash requirements over the next 12 months. Should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.

3.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates included in these financial statements relate to assessing the collectibility of accounts receivable, recoverability of royalty advances, the value

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of securities underlying share-based compensation, estimation of royalty expense, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful life and potential impairment of the Company’s property and equipment, goodwill and other intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity or remaining maturity from the date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Accounts Receivable — Accounts receivable represent amounts due from the sale of products and for services rendered. The Company provides allowances against trade receivables estimating losses resulting from customers’ inability to pay. The Company establishes allowances for doubtful accounts based on credit profiles of its retailers, current economic and industry trends, contractual terms and conditions and historic payment experience, as well as for known or expected events. The Company’s allowance for doubtful accounts was approximately $427,000 and $70,000 as of December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments — The carrying value of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and accrued royalties approximates their fair value due to the short-term nature of these items.

Foreign Currency Translation — The Company has foreign operations where the functional currency has been determined to be the local currency. The functional currency of the Company’s subsidiary in the United Kingdom has been determined to be the British Pound. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are accumulated in a separate component of stockholders’ equity (deficit). Transaction gains and losses are recognized in the determination of net loss.

Concentrations of Credit Risk — The Company’s customers are primarily commercial organizations headquartered in the United States. Accounts receivable are generally unsecured. The revenues from two customers, Apple Inc. (“iTunes”) and eMusic.com Inc. (“eMusic”), which is controlled by the Company’s majority stockholder, account for a significant portion of the Company’s total revenues. Revenues from iTunes were approximately 54% and 51% of total revenues, and revenues from eMusic were approximately 11% and 12% of total revenues for the years ended December 31, 2007 and 2006, respectively. Accounts receivable from iTunes were approximately 34% and 35% of total accounts receivable, and accounts receivable from eMusic were approximately 14% and 15% of total accounts receivable as of December 31, 2007 and 2006, respectively.

Due from Digital Service Providers — At December 31, 2007 and December 31, 2006, accounts receivable includes $686,388 and $144,046, respectively, related to reimbursements to the Company by its customers for digital encoding of the Company’s music content so that it can be utilized on the customer retail website.

Royalties — The Company has paid advance royalties to certain content owners. The Company accounts for advance royalty payments pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Pursuant to SFAS 50, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner are capitalized as assets. Royalty advances will be recouped from the Company’s future royalty obligations resulting from the fees it receives from digital entertainment service providers.

The Company classifies royalty advances as short-term or long-term based on the expectations of when these advances will be recovered. The decision to capitalize an advance to a content owner as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is expensed. All royalty advances are assessed for recoverability periodically, at minimum, on a quarterly basis. For the years ended December 31, 2007 and 2006, all royalty advance amounts were recoverable.

Property and Equipment — Property and equipment, consisting primarily of office equipment, computer equipment, and furniture and fixtures, are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets. Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations as incurred.

Music and Audio Content — Music and Audio Content consists of digital distribution agreements, digital rights and master recordings, which are stated at cost or estimated fair value at the date of acquisition; less accumulated amortization. Digital distribution agreements represent the cost paid to acquire music catalogues for distribution and the estimated fair value assigned to the acquired catalogues of DMGI. Amortization of digital distribution agreements is determined using the straight-line method over the remaining term of the related agreement, which ranges from two to six years. The Company has capitalized the cost of the acquired digital rights and master recordings owned by DMGI and is amortizing these assets using the straight-line method over a period of ten years.

Goodwill — Goodwill represents the excess purchase price over the estimated fair values of the net tangible and intangible assets of DMGI. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company will test goodwill for impairment on at least an annual basis using the fair value approach.

Internal-Use Software Development Costs — In accordance with AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years. For the years ended December 31, 2007 and 2006, the Company capitalized $215,997 and $0, respectively, of internal-use software development costs.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2007, the Company has not recorded any impairment charges on its long-lived assets.

Revenue Recognition — The Company follows the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Arrangements with Multiple Deliverables, and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

The Company’s distribution revenue from the sale of recorded music products through digital distribution channels is recognized when the products are sold by the digital service providers who provide the Company with periodic notification of the sales.

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), the Company allocates revenues to each component of the contract based on objective evidence of its fair value. The Company recognizes revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant for the years ended December 31, 2007 and 2006.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. Net distribution revenues to the Company from such physical sales are recognized when reported by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributors based on past historical trends. Revenues from physical sales were not significant for the years ended December 31, 2007 and 2006.

Reimbursements received by the Company from its customers for encoding the Company’s music content in the appropriate digital format for use by the customer are recognized under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. Cash received in advance of providing the service is recorded as deferred revenue. Revenues from reimbursements received for encoding were not significant for the years ended December 31, 2007 and 2006.

Shipping and handling charges billed to customers are included in revenues and the costs associated with shipping physical products are recorded as costs of revenues. The physical products are the property of the recording labels and artists. Revenues and shipping and handling charges were not significant for the years ended December 31, 2007 and 2006.

Cost of Revenues — Cost of revenues includes the royalties owed to the artists and labels, costs of encoding digital music, shipping charges, digital delivery costs, and the depreciation of certain property and equipment. Royalties earned by labels, artists, songwriters, co-publishers, and other copyright holders, are recognized as an expense in the period in which the sale of the digital or physical music takes place and is included in cost of revenues in the accompanying consolidated statements of operations. The Company typically enters into a contractual arrangement with the label or artist under which the Company is obligated to pay royalties to the label or artist based on an agreed upon percentage of the total distribution revenues. The Company is normally obligated to pay the royalties 45 days after the end of the quarter in which it receives the distribution revenues from the service provider.

Product Development Costs — Costs incurred in connection with product development and testing are expensed as incurred. Product development costs for the years ended December 31, 2007 and 2006, were $252,309 and $118,943, respectively.

Income Taxes — The Company uses the asset and liability method to determine its income tax expense. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not. For the years ended December 31, 2007 and 2006, the Company maintained a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes in these years.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (‘‘FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48”) an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance or derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the Company had no significant uncertain tax positions. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax positions. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There are no interest and penalties related to uncertain tax positions during the year ended December 31, 2007.

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income (loss) to reflect changes in stockholders’ equity (deficit) that result from transactions and economic events from non-owner sources. The Company’s comprehensive loss for the years ended December 31, 2007 and 2006 consisted of net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	For the Years Ended December 31,
	2007	2006

Net loss	$(7,602,316)	$(5,968,960)
Foreign currency translation adjustment	(12,660)	(2,964)

Comprehensive loss	$(7,614,976)	$(5,971,924)

Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, and began to recognize compensation expense for share-based awards, including employee stock option grants, based upon the grant date fair value over the requisite service period, which is generally the vesting period of the award.

Loss per Share — Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Because the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share because the effect of including them is anti-dilutive.

The merger with Orchard NY in November 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. In effect, the reverse acquisition is similar to a stock split for the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits. Accordingly, 49,026 shares of common stock were deemed to be outstanding at the beginning of 2006. Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the reporting period. There is no dilutive effect on net loss per share in the years presented.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	December 31,
	2007	2006(1)

DMGI Series A Preferred Stock	1,488,237	—
Non-vested restricted stock	113,332	—
Stock options	265,890	—
Warrants	91,000	—

Total	1,958,459	—

(1)	Pre-Merger

Convertible Instruments — The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, (“EITF 98-5”) and EITF Issue No. 00-27, Application of EITF 98-5 to Certain Convertible Instruments. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Preferred Stock — The Company applies the guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), when determining the classification and measurement

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its preferred stock. Preferred stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock as a component of stockholders’ equity (deficit).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance in U.S. GAAP. This statement is effective for financial statements issued for fiscal years beginning January 1, 2008, except with respect to its non-financial assets for which the effective date is January 1, 2009. The Company’s adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity (deficit). The Company would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

4.	BUSINESS COMBINATION

On November 13, 2007, DMGI consummated a business combination with Orchard NY through the merger of a wholly-owned subsidiary of DMGI with and into Orchard NY. Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of DMGI common stock (after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007) and 446,918 shares of DMGI Series A Preferred Stock. In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards, which, pursuant to the terms of the Merger, now represent the right to receive 157,683 shares of DMGI common stock (on a post-split basis) and 1,915 shares of DMGI Series A Preferred Stock. In connection with the Merger, Orchard NY became a wholly-owned subsidiary of the Company, with the former stockholders of Orchard NY collectively owning shares of the Company’s common and preferred stock representing approximately 60% of the voting power of the Company’s outstanding capital stock.

The Merger provided Orchard NY with several advantages, including improved competitive position, economies of scale, access to certain digital retailers that Orchard NY was not previously using, and a NASDAQ Global Market listing. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from DMGI, and as a result, the Company has recorded goodwill in connection with this transaction.

The transaction has been accounted for as a reverse acquisition using the purchase method of accounting as required by SFAS 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of DMGI based on their estimated fair values as of the closing date of the Merger. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

The composition of the purchase price consideration is as follows:

Fair value of the DMGI common stock outstanding	$38,502,198
Fair value of DMGI stock options and warrants	42,796
Direct merger-related costs	2,079,886

Total purchase price consideration	$40,624,880

As of November 13, 2007, the closing date of the Merger, and after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007, DMGI had 3,021,202 shares of common stock outstanding. The fair value of DMGI common stock used in determining the purchase price was $12.74 per share, after giving effect to the one for three reverse stock split of DMGI’s common stock, based on its average closing price on NASDAQ for the two days prior to through the two days subsequent to the merger announcement date of July 11, 2007. The final estimated fair value of the DMGI stock options and warrants was determined using the Trinomial Lattice Model based on the number and terms of DMGI stock options and warrants outstanding on the closing date of the Merger. The Company’s merger-related costs include approximately $1,661,000 in legal, accounting and other direct costs and approximately $419,000 in employee termination, relocation, lease cancellation and other costs to be incurred with integrating and consolidating the merged operations.

The adjustments and methodology used in allocating the purchase consideration related to DMGI and in the preparation of the unaudited pro forma combined information presented below are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and assumed liabilities of DMGI is as follows:

Cash and cash equivalents	$11,234,022
Accounts receivable	1,649,348
Royalty advances	1,727,447
Other current assets	166,507
Property and equipment	261,853
Digital distribution agreements	1,510,123
Digital rights	1,938,030
Master recordings	654,404
Goodwill	24,327,806
Other assets	21,051
Accounts payable	(107,080)
Accrued royalties	(2,181,933)
Accrued expenses	(487,394)
Deferred revenue	(89,304)

Total net assets acquired	$40,624,880

Unaudited pro forma combined financial information is presented below as if the Merger occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of property and equipment, digital distribution agreements, digital rights, and master recordings. The pro forma financial information presented below does not purport to present what actual results would have been if the Merger had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma combined financial information for the years ended December 31, 2007 and 2006 is as follows:

	For the Years Ended
	December 31,
	2007	2006

Revenues	$40,301,618	$25,119,236
Net loss	$(9,261,500)	$(8,392,875)
Loss per share — basic	$(1.56)	$(1.46)
Loss per share — diluted	$(1.56)	$(1.46)
Weighted average shares outstanding — basic	5,921,193	5,754,723
Weighted average shares outstanding — diluted	5,921,193	5,754,723

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,
	(Years)	2007	2006

Computer and office equipment	3-5	$900,034	$557,270
Furniture and fixtures	3-7	127,786	79,624
Leasehold improvements	3	251,085	185,758
Capitalized software	5	215,997	—

		1,494,902	822,652
Less: accumulated depreciation and amortization		(449,147)	(171,247)

Property and equipment, net		$1,045,755	$651,405

Depreciation and amortization expense was $277,900 and $151,311 for the years ended December 31, 2007 and 2006, respectively.

6.	ROYALTY ADVANCES

The Company has the exclusive right to distribute certain music and video content in certain geographic areas pursuant to short-term and long-term agreements with the content owners. These distribution agreements primarily have initial terms ranging from three to ten years and, in certain cases, grant the Company the right to extend the agreement for an additional term. Pursuant to certain of these agreements, generally those with longer or more favorable terms, the Company has paid royalty advances that are to be recouped from the content owners’ share of future revenues. Royalty advances that management estimates are reasonably likely to be recouped through revenues over the next 12 months are classified as a current asset in the accompanying balance sheets.

Royalty advances comprise the following at:

	December 31,
	2007	2006

Balance at January 1	$768,862	$207,220
Royalty advances paid to content owners	4,874,184	1,380,597
Acquired in Merger with Digital Music Group, Inc.	1,727,447	—
Less, recoupment of royalty advances	(2,604,273)	(818,955)

Balance at December 31	4,766,220	768,862
Current portion of royalty advances	3,508,417	585,575

Long-term portion of royalty advances	$1,257,803	$183,287

As set forth in Note 17, as of December 31, 2007, the Company also has contractual obligations to pay additional royalty advances of approximately $3.5 million during 2008 to 2011.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	MUSIC AND AUDIO CONTENT

Music and audio content consists of the following:

	Weighted Average
	Remaining	December 31,
	Amortization	2007			2006
	Period	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

Digital distribution agreements	3.6	$1,646,269	$(48,921)	$1,597,348	$136,146	$(1,320)	$134,826
Digital rights	9.9	1,938,030	(16,150)	1,921,880	—	—	—
Master recordings	9.9	654,404	(5,453)	648,951	—	—	—

Total Music and audio content	—	$4,238,703	$(70,524)	$4,168,179	$136,146	$(1,320)	$134,826

Amortization expense was $70,524 and $1,320 for the years ended December 31, 2007 and 2006, respectively.

The estimated future amortization expense of music content as of December 31, 2007 is as follows:

For the years ending December 31:

2008	$778,856
2009	776,309
2010	401,162
2011	401,162
2012	401,162
Thereafter	1,409,528

Total	$4,168,179

8.	NOTES PAYABLE

The Company had a promissory note payable to a third party that the Company was legally obligated to fulfill. The note matured in 2000 and the Company disputed whether certain conditions were ever met by the lender. Management is not aware of any collection efforts by the lender and the lender ceased operations in 2001. In February 2006, the statute of limitations for the enforcement of the debt by the lender expired and the Company recognized the outstanding principal and interest of $130,000 related to this promissory note in other income.

In November 2007, Dimensional and Orchard NY agreed to recharacterize $600,000 in funds previously received as a note payable (see Note 10). The note accrued interest at the applicable federal rate per annum and was payable upon the earlier of demand or one year from the date of the loan. The loan was repaid upon the consummation of the Merger.

9.	RECAPITALIZATION TRANSACTIONS

In May 2006, through written consents of its stockholders and board of directors, Orchard NY amended and restated its certificate of incorporation and authorized (i) 20,000,000 shares of Orchard NY Series A convertible preferred stock (the “Series A Preferred Stock”) with a par value of $.001 per share, (ii) 20,000,000 shares of Orchard NY Series B convertible preferred stock (the “Series B Preferred Stock”) with a par value of $.001 per share, and (iii) an increase in the number of authorized shares of Orchard NY common stock from 5,000,000 to 40,000,000 shares with a par value of $.001 per share (the “May 2006 Recapitalization”). In connection with the May 2006 Recapitalization, the stockholders and board of directors of Orchard NY also authorized the issuance of

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) 7,931,000 shares of Orchard NY Series A Preferred Stock and (ii) 7,931,000 shares of Orchard NY Series B Preferred Stock in exchange for the conversion and cancellation of convertible debt to Dimensional with a principal balance of $7,931,000 (see Note 10). Additionally, Orchard NY authorized the issuance of 284,832 shares of Orchard NY common stock to existing common stockholders, of which substantially all were employees of Orchard NY at the date of issuance. Orchard NY recognized $83,470 of compensation expense related to the issuance of these shares of Orchard NY common stock based on the estimated fair value of its common stock.

In July 2007, through written consents of its stockholders and board of directors, Orchard NY amended and restated its certificate of incorporation and authorized an increase in the number of authorized shares of Orchard NY (i) common stock from 40,000,000 to 80,000,000, (ii) Series A Preferred Stock from 20,000,000 to 30,000,000, and (iii) Series B Preferred Stock from 20,000,000 to 30,000,000 (the “July 2007 Recapitalization”). In connection with the July 2007 Recapitalization, the stockholders and board of directors of Orchard NY also authorized the issuance of (i) 10,700,000 shares of Orchard NY Series A Preferred Stock and (ii) 9,675,295 shares of Orchard NY Series B Preferred Stock in exchange for the conversion and cancellation of convertible debt to Dimensional with a principal balance of $10,700,000. In connection with the July 2007 Recapitalization, Dimensional forgave $1,642,945 in accrued interest on the convertible debt that was contributed to capital. Additionally, Orchard NY authorized the issuance of 2,377,778 shares of its common stock to its existing common stockholders of which substantially all were employees of Orchard NY at the date of issuance. Orchard NY recognized $879,778 of compensation expense related to the issuance of these shares of its common stock based on the estimated fair value of the common stock.

In September 2007, through written consents of its stockholders and board of directors, Orchard NY amended and restated its Certificate of Incorporation and authorized 1,500,000 shares of Orchard NY Series C convertible preferred stock (the “Series C Preferred Stock”) (the “September 2007 Recapitalization”). In connection with the September 2007 Recapitalization, the stockholders and board of directors of Orchard NY also authorized the issuance of (i) 850,000 shares of Orchard NY Series C Preferred Stock and 803,250 shares of Orchard NY Series B Preferred Stock in exchange for the conversion and cancellation of convertible debt to Dimensional with a principal balance of $850,000. Additionally, Orchard NY authorized the issuance of 314,866 shares of its common stock to existing common stockholders of which substantially all were employees of Orchard NY at the date of issuance. Orchard NY recognized $116,500 of compensation expense related to the issuance of its shares of common stock based on the estimated fair value of the common stock.

10.	CONVERTIBLE DEBT TO RELATED PARTY

During 2003, Orchard NY entered into a loan agreement with Dimensional (the “Loan Agreement”) pursuant to which Dimensional agreed to loan Orchard $700,000. This initial loan was evidenced by a promissory note in the amount of $700,000 that, by its terms, was convertible into that number of shares of Orchard’s NY Series A Preferred Stock determined by dividing the principal balance by a conversion price of $1.00 per share of Orchard NY Series A Preferred Stock (i) at any time, at Dimensional’s sole option or (ii) automatically, upon the closing of a sale of 3,000,000 shares of Orchard NY’s Series A Preferred Stock pursuant to a stock purchase agreement between Orchard NY and Dimensional. The promissory note accrued interest at the prime rate as announced by Citibank N.A. plus 1.0% and was secured by substantially all of Orchard NY’s assets under a security agreement. The accrued interest was also due and payable on demand by Dimensional. In connection with the execution of the Loan Agreement in April 2003, the stockholders of Orchard NY entered into a stockholder agreement (the “Stockholder Agreement”), which provides that the Board of Directors of Orchard NY shall consist of five members, three of which will be designated by Dimensional so long as there are any loans outstanding under the Loan Agreement. Additionally, the Stockholder Agreement restricts Orchard NY’s ability to declare dividends, sell assets, incur indebtedness and issue shares of any class or series of capital stock without Dimensional’s written consent. During the remainder of 2003 through December 31, 2005, Dimensional periodically loaned to Orchard NY an additional $7,231,000 under the Loan Agreement on substantially the same terms and conditions as the initial $700,000 loan. These additional loans were not evidenced by any additional promissory notes.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, Dimensional periodically loaned additional amounts to Orchard NY under the Loan Agreement on substantially the same terms and conditions as the initial $700,000 loan. These additional loans were not evidenced by any additional promissory notes. Pursuant to the May 2006 Recapitalization (see Note 9), Dimensional agreed to convert $7,931,000 in outstanding convertible debt into 7,931,000 shares of Orchard NY Series A Preferred Stock and 7,931,000 shares of Orchard NY Series B Preferred Stock. As of December 31, 2006, the outstanding principal balance of the convertible debt and accrued interest payable was $6,600,000 and $1,227,937, respectively.

During 2007, Dimensional periodically loaned Orchard NY an additional $4,350,000 under the Loan Agreement on substantially the same terms and conditions as the initial $700,000 loan. These additional loans were not evidenced by any additional promissory notes. Pursuant to the July 2007 Recapitalization (see Note 9), Dimensional agreed to convert $10,700,000 in outstanding convertible debt into 10,700,000 shares of Orchard NY Series A Preferred Stock and 9,675,295 shares of Orchard NY Series B Preferred Stock. In connection with the July 2007 Recapitalization, Dimensional also agreed to forgive $1,642,945 in accrued interest, which was contributed to capital. Pursuant to the September 2007 Recapitalization (see Note 9), Dimensional agreed to convert the remaining $850,000 in outstanding convertible debt into 803,250 shares of Orchard NY Series B Preferred Stock and 850,000 shares of Orchard NY Series C Preferred Stock. In November 2007, Dimensional and Orchard NY agreed to re-characterize $600,000 of these proceeds that had been converted into preferred stock into a note payable. Because the original convertible debt was already converted to Orchard NY Series B Preferred Stock and Orchard NY Series C Preferred Stock in the September 2007 Recapitalization, the Company reversed $600,000 from additional paid-in capital and recognized a charge of $477,430 in other income (expense) for the embedded beneficial conversion feature created by the re-characterization using the intrinsic value method. As of December 31, 2007, there was no outstanding convertible debt.

11.	REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as DMGI Series A Preferred Stock of which 448,833 shares were considered issued and outstanding as of December 31, 2007. The DMGI Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at an effective per share conversion price of $55.70 (equivalent to $16.72 per share of common stock), and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock) plus unpaid accrued dividends. The DMGI Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The DMGI Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the DMGI Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of DMGI Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the DMGI Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of DMGI Series A Preferred Stock, (c) authorization or designation of any new class of DMGI Series A Preferred Stock ranking superior to or on parity with the DMGI Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with EITF-D-98, Classification and Measurement of Redeemable Securities, the Company has classified the DMGI Series A Preferred Stock outside of permanent equity because the securities contain contingent redemption features that are not solely within the control of the Company. The securities are carried at their face value (representing fair value) because the contingency has not been met and it is not probable. If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

12.	STOCKHOLDERS’ EQUITY (DEFICIT)

Orchard NY — Before the Merger

Series A Convertible Preferred Stock — Orchard NY’s Series A Preferred Stock (a) along with Orchard NY’s Series C Preferred Stock, is its most senior class or series of securities, (b) has a liquidation preference of one times the amount of the Original Issue Price of $1.00 per share plus any unpaid dividends on a pari passu basis with the holders of Orchard NY Series C Preferred Stock (and then participates with its common stock on an as converted basis), (c) earns a cumulative annual dividend equal to the prime rate as announced by CitiBank N.A. plus 1.0% (calculated on a monthly basis), and (d) is convertible into shares of Orchard NY common stock with a conversion ratio of one share of common stock for each share of Orchard NY Series A Preferred Stock (subject to adjustment in accordance with the anti-dilution provisions in the terms of the Orchard NY Series A Preferred Stock). Dividends are payable when and if declared by Orchard NY’s Board of Directors. The shares of Orchard NY Series A Preferred Stock are automatically converted into shares of Orchard NY common stock upon the affirmative election of the holders of at least sixty-six and two-thirds of the outstanding shares of Orchard NY Series A Preferred Stock, or immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of Orchard NY’s common stock in which the per share price is at least $4.00 per share and the net proceeds to Orchard NY are at least $20,000,000. The shares of Orchard NY Series A Preferred Stock may, at the option of the holder thereof, be converted at any time into shares of Orchard NY Common Stock. The liquidation preference is triggered upon (i) a sale, lease or other disposition of substantially all of Orchard NY’s assets, (ii) transfer of 50% of Orchard NY’s voting power, (iii) consolidation or merger of Orchard NY resulting in less than 50% ownership by the stockholders. Orchard NY Series A Preferred Stock votes on an as converted basis with the shares of Orchard NY’s common stock. However, certain actions of Orchard NY require the approval by a majority of the outstanding Orchard NY Series A Preferred Stock and Orchard NY common stock, voting together as a single class, such as amendments to the articles of incorporation, acquisitions, involuntary liquidation of Orchard NY and the payment of dividends.

Series B Convertible Preferred Stock — Orchard NY’s Series B Preferred Stock (a) is junior to the Orchard NY Series A Preferred Stock and Orchard NY Series C Preferred Stock, (b) has a liquidation preference of one times the amount of the Original Issue Price of $1.00 per share plus any unpaid dividends (and then participates with Orchard NY’s common stock on an as converted basis), and (c) is convertible into shares of Orchard NY common stock with a conversion ratio of one share of Orchard NY common stock for each share of Orchard NY Series B Preferred Stock. The shares of Orchard NY Series B Preferred Stock are automatically converted into shares of Orchard NY common stock upon the affirmative election of the holders of at least sixty-six and two thirds percent of the outstanding shares of Orchard NY Series B Preferred Stock, or immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of Orchard NY’s common stock in which the per share price is at least $4.00 per share and the net proceeds to Orchard NY are at least $20,000,000. The shares of Orchard NY Series B Preferred Stock may, at the option of the holder thereof, be converted at any time into shares of Orchard NY common stock. The liquidation preference is triggered upon (i) a sale, lease or other disposition of substantially all of Orchard NY’s assets, (ii) transfer of 50% of Orchard NY’s voting power, or (iii) consolidation or merger of Orchard NY resulting in less than 50% ownership by the stockholders. Orchard NY Series B Preferred Stock votes on an as converted basis with the shares of Orchard NY’s common stock.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C Convertible Preferred Stock — Orchard NY’s Series C Convertible Preferred Stock (a) along with Orchard NY’s Series A Preferred Stock, it is Orchard NY’s most senior class or series of securities, (b) has a liquidation preference of one times the amount of the original issue price of $2.95 per share plus any unpaid dividends on a pari passu basis with the holders of Orchard NY’s Series A Preferred (and then participates with Orchard NY’s common stock on an as converted basis), (c) earns a cumulative annual dividend equal to the prime rate as announced by CitiBank N.A. plus 1.0% (calculated on a monthly basis), and (d) is convertible into shares of Orchard NY common stock with a conversion ratio of one share of Orchard NY common stock for each share of its Series C Preferred Stock (subject to adjustment in accordance with the anti-dilution provision in the terms of the Orchard NY Series C Preferred Stock). Dividends are payable when and if declared by Orchard NY’s board of directors. The shares of Orchard NY’s Series C Preferred Stock are automatically converted into shares of Orchard NY’s common stock upon the affirmative election of the holders of at least sixty-six and two-thirds of the outstanding shares of Orchard NY’s Series C Preferred Stock, or immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of Orchard NY’s common stock in which the per share price is at least $4.00 per share and the net proceeds to Orchard NY are at least $20,000,000. The shares of Orchard NY’s Series C Preferred Stock may, at the option of the holder thereof, be converted at any time into shares of Orchard NY common stock. The liquidation preference is triggered upon (i) a sale, lease or other disposition of substantially all of Orchard NY’s assets, (ii) transfer of 50% of Orchard NY’s voting power, (iii) consolidation or merger of Orchard NY resulting in less than 50% ownership by the stockholders. Orchard NY Series C Preferred Stock votes on an as converted basis with the shares of Orchard NY’s common stock. However, certain actions of Orchard NY require the approval by a majority of the outstanding Orchard NY Series A Preferred Stock and Orchard NY Series C Preferred Stock, voting together as a single class, such as amendments to the articles of incorporation, acquisitions, involuntary liquidation of Orchard NY and the payment of dividends.

In November 2007, Orchard NY’s Board of Directors authorized the issuance of 465,000 shares of Orchard NY Series A Preferred Stock and 439,425 shares of Orchard NY Series B Preferred Stock to Dimensional to reimburse Dimensional for $215,000 of Merger-related expenses and $250,000 of compensation expense.

Common Stock — Orchard NY’s common stock (a) is its most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights and, (d) is not convertible.

The Company — After the Merger

Blank Check Preferred — The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 1,000,000 shares of preferred stock of which 448,833 has been designated DMGI Series A Preferred Stock and 551,167 preferred shares remain undesignated and authorized for issuance.

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of December 31, 2007, there are 1,845,127 shares of common stock reserved for the issuance of stock options, warrants and the conversion of the DMGI Series A Preferred Stock.

Warrants —  The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of its common stock at a exercise price of $36.56. These warrants, which were issued in connection

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. The awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of Company common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2007. The Company recognized compensation expense of $921,153 related to the deferred stock awards based upon the fair value of its common stock on the dates of grant.

Stock Plan — The Company has in effect the 2005 Stock Plan (the “Plan”), which provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants. The Compensation Committee of the Company’s Board of Directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). The Plan also provides for annual stock option grants to non-employee directors pursuant to a formula defined within the Plan which establishes the number and terms of such grants. As of December 31, 2007, there were 379,222 shares of common stock reserved for issuance under the Plan.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock options awards in 2007 (there were no such awards in 2006):

Risk-free rate of return	3.82%
Expected volatility	45.00%
Expected life	4	.41 years
Expected dividend yield	0.00%
Exit rate post-vesting	19.9%
Exit rate pre-vesting	15.9%

The Company calculates the expected volatility for stock-based awards using comparable industry data because sufficient historical trading data does not yet exist for the Company’s stock. The Company estimates the forfeiture rate for stock-based awards based on historical data. The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected option terms. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, Share-Based Payment, to estimate the expected term of employee stock options.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under the Plan during 2007 is as follows:

			Weighted
	Number	Weighted	Average
	of Stock	Average	Remaining	Aggregate
Stock Options	Options	Exercise Price	Contractual Term	Instrinsic Value
			(In years)

Outstanding as of January 1, 2007	—	$—	—	—
Assumed in Merger	115,563	19.56	6.79	—
Granted	150,327	7.29	6.92	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding as of December 31, 2007	265,890	$12.62	6.86	—

Exercisable as of December 31, 2007	115,563	$19.56	6.79	—

The weighted average grant date estimated fair value of stock options granted by the Company during 2007 is $1.85.

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

Number of Shares
	of Restricted	Weighted Average
Restricted Stock Awards	Stock	Price

Restricted stock as of January 1, 2007	—	$—
Granted	113,332	7.33
Vested	—	—
Forfeited or expired	—	—

Restricted stock as of December 31, 2007	113,332	$7.33

The weighted average grant date fair value of restricted stock granted by the Company during 2007 is $7.33.

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of December 31, 2007, the Company has $1,029,978 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.04 years. The Company recognized compensation expense of $75,219 in 2007 related to the issuance of stock options and restricted stock under the Plan.

As of December 31, 2007, a total of 147,445 shares remained available for grant under the Plan. On the first day of each year, the shares available under the Plan are increased by the lesser of (i) 133,333 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s Board of Directors. As a result, 280,778 shares were available for grant at January 1, 2008.

13.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit-sharing plan that is a pretax defined contribution plan. Certain employees have elected to participate in the defined contribution plan. Under the plan, the Company is permitted, but not required, to make contributions based on a percentage of the employee elected contributions. The Company did not make any elective contributions to the plan for the years ended December 31, 2007 and 2006, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	GEOGRAPHIC INFORMATION

The Company operates as one reportable segment, digital media content distribution. Property and equipment and employees outside of the United States of America are de minimus. Revenues by geographic region, based on the country in which the digital service provider (retail) customer is located for the years ended December 31, 2007 and 2006, are as follows:

	For the Years Ended
	December 31,
	2007	2006

U.S. sourced revenue	$21,832,398	$11,423,014
Non-U.S. sourced revenue	6,716,436	3,495,121

Total revenue	$28,548,834	$14,918,135

15.	RELATED-PARTY TRANSACTIONS

From time to time the Company has amounts due to and from related parties. These amounts are billed and paid on a regular basis. Net payables to affiliates totaled $0 and $46,286 at December 31, 2007 and 2006.

Management Agreement — During 2004, the Company entered into a management services agreement with Dimensional for ongoing consulting and management advisory services performed by certain key executives employed by Dimensional. Pursuant to this agreement, the Company paid a monthly management fee for the time spent by such executives on the Company’s business. The Company recognized $657,000 during the year ended December 31, 2006 for management fees, which are included in operating expenses in the accompanying consolidated statements of operations.

Operating Lease With Affiliate — The Company utilized and paid for certain office space (under a written sublease arrangement) leased from eMusic, an entity controlled by Dimensional, through April 2006. Amounts included in operating expenses in the accompanying consolidated statements of operations in connection with this arrangement were $68,429 for the year ended December 31, 2006.

In April 2006, the Company began utilizing space subleased by eMusic, with no formal sublease agreement in place. The Company paid the lessee directly for the space utilized. For the year ended December 31, 2007 and 2006, the Company incurred expenses of approximately $193,697 and $266,000, respectively, under this arrangement. In August 2007, the sublease to this space was assigned by eMusic to the Company. The lease expires in January 2009.

Legal Costs — The Company has engaged several outside legal firms to represent its general business interests. One such firm employs a family member of one of the senior executives of Dimensional who also is a member of our Board of Directors. Amounts included in operating expenses in connection with the services performed by this legal firm were $2,263 and $158,432 for the years ended December 31, 2007 and 2006, respectively. In addition, we incurred $1,070,109 in 2007 by this firm for services that are capitalized into the purchase price of the Merger.

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. eMusic is an entity controlled by Dimensional. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $3,014,494 and $1,783,140 for the years ended December 31, 2007 and 2006, respectively. Amounts included in accounts receivable in connection with these services were $1,075,602 and $483,037 at December 31, 2007 and December 31, 2006, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has distribution agreements with certain labels whereby it is not permitted to charge distribution fees to the label or artist for sales by eMusic. For the years ended December 31, 2007 and 2006, the Company received revenues of $840,629 and $715,384, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

Sale of Property and Equipment to Dimensional Music Publishing, LLC — The Company sold property and equipment to Dimensional Music Publishing, LLC for $1,000 realizing a loss of $1,448 for the year ended December 31, 2006. The cost of the equipment was $5,650 and the related accumulated depreciation was $3,202.

Revenue Sharing Agreement With CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $48,212 and $68,797 for the years ended December 31, 2007 and 2006, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying consolidated statements of operations.

16.	INCOME TAXES

At December 31, 2007, the Company had approximately $26,700,000 of net operating loss carryforwards (which includes DMGI’s net operating losses) for U.S. federal, state and local income tax purposes that expire in the years 2020 through 2028. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards and valuation allowances have been established for any such benefits. The utilization of the Company’s net operating losses is subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation can result in the expiration of the net operating loss carryforwards before their utilization.

At December 31, 2007, Orchard EU, Limited, a wholly-owned subsidiary, had available approximately $740,000 of foreign net operating loss carryforwards with no expiration date. At December 31, 2007, Orchard Management, Inc., a wholly-owned subsidiary, had available approximately $33,000 of net operating loss carryforwards that expire in the years 2020 through 2028.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are available and those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of taxable income to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax assets. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

The following is a summary of the Company’s tax provision (credit) for the years ended December 31, 2007 and 2006:

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,
	2007	2008
Current	$—	$—
Deferred
US federal, state and local	(3,721,200)	(2,897,000)
Foreign	(156,000)	(60,000)

Subtotal	(3,877,200)	(2,957,000)
Valuation allowance	3,877,200	2,957,000
Total deferred	—	—

Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets for U.S. federal, state and local income taxes as of December 31, 2007 and 2006 are as follows:

	For the Years Ended
	December 31,
	2007	2006

Net operating loss carryforwards	$12,612,000	$5,689,000
Merger related temporary differences from asset bases	6,432,000	—
Share-based compensation	589,000	—
Accrued expenses and allowances	399,000	—
Depreciation and other	99,000	14,000

Total deferred tax assets	20,131,000	5,703,000
Valuation allowance	(20,131,000)	(5,703,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $14,428,000 and $2,957,000, respectively, during the years ended December 31, 2007 and 2006.

The provision for income taxes using the statutory federal tax rate of 35% as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006

Tax benefit at statutory rate	35%	35%
State and local income taxes	11	11
Effect of permanent differences	5	1

Total	51	47
Change in valuation allowance	(51)	(47)

Effective income tax rate	0%	0%

17.	COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification — The Company is a party to litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification by content providers. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position, cash flows, or results of operations.

On March 11, 2008, the Company initiated suit in federal court in the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to our company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. TufAmerica, Inc. has not yet formally responded to these claims, although during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. Because the litigation is in its early stages, the Company is unable to determine if the outcome of this case will be favorable to it. While the Company believes it has meritorious claims and intends to pursue them vigorously, litigation is inherently uncertain and the Company can provide no assurance that the defendant will not pursue claims against it in response to the action.

Contract Dispute — In November 2006, the Company settled an outstanding dispute with a supplier whereby the Company paid $735,000 in full settlement of an obligation for which the Company had recorded a liability of $1,137,585. As a result of the settlement, the Company realized a gain of $402,585 in 2006 that has been recorded as a reduction of cost of revenues.

Lease Commitments — Future minimum payments for non-cancelable operating leases as of December 31, 2007 are as follows:

For the years ending December 31:

2008	$691,000
2009	196,000

Total	$887,000

The Company’s current sublease for its principal office space in New York City expires in the first quarter of 2009. Management is presently exploring options for securing a lease for suitable office space, and anticipates that the total rental cost will increase substantially after this expiration in 2009 from the amounts historically paid as discussed in Note 15 and as disclosed in the table above.

Royalty Advances — The Company has contractually required royalty advance payments as of December 31, 2007 as follows:

For the years ending December 31:

2008	$2,652,200
2009	240,000
2010	195,000
2011	375,000

Total	$3,462,200

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007*
3.3	Certificate of Designations of Series A Convertible Preferred Stock*
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Amended and Restated Bylaws of the Registrant dated February 6, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 16, 2007)
4.1	Form of Registrant’s Common Stock Certificate*
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)
10.2	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.3	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now Registrant) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed on September 29, 2005)
10.4	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)
10.5	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)
10.6	Employment Agreement dated February 20, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2008)
10.7	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Registrant*
10.8	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant*
10.9	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.)*
10.10	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant*†
10.11	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant*†
10.12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant*†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant*†

Exhibit
Number	Description of Exhibit

10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc.*†
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 4, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc.*†
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc.*†
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc.*†
21.1	Schedule of Significant Subsidiaries*
23.1	Consent of Marcum & Kliegman, LLP, Independent Registered Public Accounting Firm*
23.2	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.