Form 10-Q
period 2008-03-31
Orchard Enterprises, Inc.
filed 2008-05-15
CIK 1339729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

(Commission File Number) 000-51761

The Orchard Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3365526
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Park Avenue, 2nd Floor
New York, NY
(Address of principal executive offices)

10017
(Zip Code)

(212) 201-9280

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.01 per share, outstanding as of May 14, 2008 was 6,276,786.

i

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,737,743	$10,636,618
Accounts receivable — net	7,844,276	7,635,526
Royalty advances	3,933,449	3,508,417
Prepaid expenses and other current assets	322,578	440,141

Total current assets	22,838,046	22,220,702
Royalty advances, less current portion	1,853,994	1,257,803
Music and audio content — net	3,973,462	4,168,179
Property and equipment — net	968,545	1,045,755
Goodwill	24,791,371	24,327,806
Other assets	34,761	74,434

TOTAL ASSETS	$54,460,179	$53,094,679

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$988,036	$1,085,270
Accrued royalties	14,733,084	12,307,744
Accrued expenses	993,844	1,135,780
Deferred revenue	654,300	543,329

Total current liabilities	17,369,264	15,072,123

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series A convertible preferred stock, $0.01 par value — 448,833 shares designated; 448,833 issued and outstanding; liquidation preference of $25,000,000	7,017,245	7,017,245

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding	—	—
Common stock, $0.01 par value — 10,000,000 shares authorized; 6,266,794 and 6,155,127 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	62,668	61,551
Additional paid-in capital	55,181,197	55,050,780
Accumulated deficit	(25,197,595)	(24,093,210)
Accumulated other comprehensive income (loss)	27,400	(13,810)

Total stockholders’ equity	30,073,670	31,005,311

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$54,460,179	$53,094,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)

REVENUES	$13,155,770	$5,632,360
COST OF REVENUES	9,602,680	4,252,736

GROSS PROFIT	3,553,090	1,379,624
OPERATING EXPENSES	4,723,252	2,673,813

LOSS FROM OPERATIONS	(1,170,162)	(1,294,189)

OTHER INCOME (EXPENSE):
Interest income	84,700	—
Interest expense to related party	—	(178,411)
Loss from disposal of property and equipment	(21,767)	—
Other income	2,844	—

Total other income (expense)	65,777	(178,411)

NET LOSS	$(1,104,385)	$(1,472,600)

Loss per share — basic and diluted	$(0.18)	$(1.26)

Weighted average shares outstanding — basic and diluted	6,197,325	1,166,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,104,385)	$(1,472,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	302,752	65,641
Bad debt expense	65,363	5,387
Loss on disposition and write downs of property and equipment	21,492	—
Share-based compensation	131,534	—
Changes in operating assets and liabilities:
Accounts receivable	(274,113)	(384,916)
Royalty advances	(1,021,223)	(241,757)
Prepaid expenses and other current assets	117,563	(104,070)
Other assets	39,673	(4,000)
Accounts payable	(97,234)	184,293
Accrued royalties	2,425,340	1,310,991
Accrued expenses	(141,936)	(459,429)
Due to affiliated entities	—	(51,841)
Deferred revenue	110,971	75,012
Accrued interest payable to a related party	—	178,411

Net cash provided by (used in) operating activities	575,797	(898,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52,317)	(284,984)
Increase in goodwill associated with Digital Music Group, Inc	(463,565)	—

Net cash used in investing activities	(515,882)	(284,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt to a related party	—	2,200,000

Net cash provided by financing activities	—	2,200,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	41,210	(1,392)

INCREASE IN CASH AND CASH EQUIVALENTS	101,125	1,014,746
CASH AND CASH EQUIVALENTS — Beginning of period	10,636,618	1,675,889

CASH AND CASH EQUIVALENTS — End of period	$10,737,743	$2,690,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$178,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008.

2.	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses and negative cash flows from operations since its inception. The Company incurred net losses of $1,104,385 and $7,602,316 for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively. Prior to the Merger, Orchard NY received funds from Dimensional Associates, LLC (“Dimensional”) (a controlling stockholder) to operate its business. However, subsequent to the Merger, this is not expected to continue. Management believes cash balances on-hand will be sufficient to fund its net cash requirements over the next 12 months. Should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

The merger with Orchard NY in November 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits. Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the reporting period. There is no dilutive effect on net loss per share in the years presented.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	March 31,
	2008	2007

Series A Preferred Stock	1,494,614	—
Stock options	240,965	—
Warrants	91,000	—

Total	1,826,579	—

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Preferred Stock — The Company applies the guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock as a component of stockholders’ equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity (deficit). The Company would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time,

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management is evaluating the implications of SFAS No. 161 and its impact on the consolidated financial statements has not yet been determined.

Adoption of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of the purchase price consideration is as follows:

Fair value of the DMGI common stock outstanding	$38,502,198
Fair value of DMGI stock options and warrants	42,796
Direct merger-related costs	2,543,451

Total purchase price consideration	$41,088,445

As of November 13, 2007, the closing date of the Merger, and after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007, DMGI had 3,021,202 shares of common stock outstanding. The fair value of DMGI common stock used in determining the purchase price was $12.74 per share, after giving effect to the one for three reverse stock split of DMGI’s common stock, based on its average closing price on NASDAQ for the two days prior to through the two days subsequent to the merger announcement date of July 11, 2007. The final estimated fair value of the DMGI stock options and warrants was determined using the Trinomial Lattice Model based on the number and terms of DMGI stock options and warrants outstanding on the closing date of the Merger. The Company’s merger-related costs include approximately $2,100,000 in legal, accounting and other direct costs and approximately $443,000 in employee termination, relocation, lease cancellation and other costs to be incurred with integrating and consolidating the merged operations.

The adjustments and methodology used in allocating the purchase consideration related to DMGI and in the preparation of the unaudited pro forma combined information presented below are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available.

The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and assumed liabilities of DMGI is as follows:

Cash and cash equivalents	$11,234,022
Accounts receivable	1,649,348
Royalty advances	1,727,447
Other current assets	166,507
Property and equipment	261,853
Digital distribution agreements	1,510,123
Digital rights	1,938,030
Master recordings	654,404
Goodwill	24,791,371
Other assets	21,051
Accounts payable	(107,080)
Accrued royalties	(2,181,933)
Accrued expenses	(487,394)
Deferred revenue	(89,304)

Total net assets acquired	$41,088,445

Unaudited pro forma combined financial information is presented below as if the Merger occurred as of January 1, 2007. The results have been adjusted to account for the amortization of property and equipment, digital distribution agreements, digital rights, and master recordings. The pro forma financial information presented below does not purport to present what actual results would have been if the Merger had occurred at such date, nor does the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information project results for any future period. The unaudited pro forma combined financial information for the three months ended March 31, 2007 is as follows:

Revenues	$9,024,907
Net loss	$(1,984,781)
Loss per share — basic and diluted	$(0.33)
Weighted average shares outstanding — basic and diluted	5,997,444

5.	ROYALTY ADVANCES

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

Royalty advances comprise the following:

	March 31,	December 31,
	2008	2007

Balance, beginning of period	$4,766,220	$768,862
Royalty advances paid to content owners	2,217,726	4,874,184
Acquired in Merger with Digital Music Group, Inc.	—	1,727,447
Less, recoupment of royalty advances	(1,196,503)	(2,604,273)

Balance, end of period	5,787,443	4,766,220
Less: current portion of royalty advances	3,933,449	3,508,417

Long-term portion of royalty advances	$1,853,994	$1,257,803

6.	MUSIC AND AUDIO CONTENT

Music and audio content consists of the following:

	Weighted Average
	Remaining	March 31,			December 31,
	Amortization	2008			2007
	Period	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

Digital distribution agreements	3.1	$1,646,269	$(178,826)	$1,467,443	$1,646,269	$(48,921)	$1,597,348
Digital rights	9.6	1,938,030	(64,601)	1,873,429	1,938,030	(16,150)	1,921,880
Master recordings	9.6	654,404	(21,814)	632,590	654,404	(5,453)	648,951

Total Music and audio content	—	$4,238,703	$(265,241)	$3,973,462	$4,238,703	$(70,524)	$4,168,179

Amortization expense was $194,717 and $1,173 for the three months ended March 31, 2008 and 2007, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Preferred Stock of which 448,833 shares were considered issued and outstanding as of March 31, 2008. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at an effective per share conversion price of $55.70 (equivalent to $16.72 per share of common stock), and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

In accordance with EITF-D-98, Classification and Measurement of Redeemable Securities, the Company has classified the Series A Preferred Stock outside of permanent equity because the securities contain contingent redemption features that are not solely within the control of the Company. The securities are carried at their face value (representing fair value) because the contingency has not been met and it is not probable. If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

8.	STOCKHOLDERS’ EQUITY

Blank Check Preferred — The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 1,000,000 shares of preferred stock of which 448,833 has been designated Series A Preferred Stock and 551,167 preferred shares remain undesignated and authorized for issuance.

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of March 31, 2008, there are 2,027,281 shares of common stock reserved for the issuance of stock options, warrants and the conversion of the Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of common stock at an exercise price of $36.56. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. The awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of Company common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of March 31, 2008 and December 31, 2007.

Stock Plan — The Company has in effect the 2005 Stock Plan (the “Plan”), which provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants. The Compensation Committee of the Company’s Board of Directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). The Plan also provides for annual stock option grants to non-employee directors pursuant to a formula defined within the Plan which establishes the number and terms of such grants. As of March 31, 2008, there were 666,666 shares of common stock that have been issued or are reserved for issuance under the Plan.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock options awards for the three months ended March 31, 2008:

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

A summary of stock option activity under the Plan during 2008 is as follows:

			Weighted
	Number	Weighted	Average
	of Stock	Average	Remaining
Stock Options	Options	Exercise Price	Contractual Term
			(In years)

Outstanding as of January 1, 2008	265,890	$12.62	6.9
Granted	44,963	6.40	6.9
Exercised	—	—	—
Forfeited or expired	(69,888)	19.56	6.8

Outstanding as of March 31, 2008	240,965	$9.45	6.8

Exercisable as of March 31, 2008	58,547	$17.86	7.8

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date estimated fair value of stock options granted by the Company for the three months ended March 31, 2008 is $0.90 per option.

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

	Number of Shares	Weighted Average
	of Restricted	Grant Date
Restricted Stock Awards	Stock	Price

Non-vested restricted stock as of January 1, 2008	113,332	$7.33
Granted	111,667	6.83
Vested	(6,658)	9.45
Forfeited or expired	—	—

Non-vested restricted stock as of March 31, 2008	218,341	$6.93

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of March 31, 2008, the Company has $1,700,173 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.04 years. The Company recognized compensation expense of $131,534 and $0 for the three months ended March 31, 2008 and 2007, respectively, related to the issuance of stock options and restricted stock under the Plan.

On the first day of each year, the shares available under the Plan are increased by the lesser of (i) 133,333 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s Board of Directors. As of March 31, 2008, a total of 194,044 shares remained available for grant under the Plan.

9.	RELATED-PARTY TRANSACTIONS

From time to time the Company has amounts due to and from related parties. These amounts are billed and paid on a regular basis. Net payables to affiliates totaled $10,586 and $0 at March 31, 2008 and December 31, 2007, respectively.

Operating Lease With Affiliate — In April 2006, the Company began utilizing space subleased by eMusic, an entity controlled by Dimensional, with no formal sublease agreement in place. The Company paid the lessee directly for the space utilized. In August 2007, the sublease to this space was assigned by eMusic to the Company and, accordingly, there is no related party expense for the three months ended March 31, 2008 under this arrangement. The Company incurred $87,533 of expense for the three months ended March 31, 2007 related to this arrangement. The lease expires in January 2009.

Legal Costs — The Company has engaged several outside legal firms to represent its general business interests. One such firm employs a family member of one of the senior executives of Dimensional who also is a member of the Company’s Board of Directors. Amounts included in operating expenses in connection with the services performed by this legal firm were $85,174 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,275,100 and $673,850 for the three months ended March 31, 2008 and 2007, respectively. Amounts included in

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable in connection with these services were $1,120,000 and $1,075,602 at March 31, 2008 and December 31, 2007, respectively.

The Company has distribution agreements with certain labels whereby it has agreed to forego distribution fees to the label or artist for sales by eMusic. For the three months ended March 31, 2008 and 2007, the Company received revenues of $237,054 and $243,907, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

Revenue Sharing Agreement With CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $14,324 and $12,374 for the three months ended March 31, 2008 and 2007, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying condensed consolidated statements of operations.

10.	COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to indemnification by content providers. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position, cash flows, or results of operations.

On March 11, 2008, the Company initiated suit in federal court in the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to our company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the claim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. The discovery process has begun but, because the litigation is in its early stages, the Company is unable to determine if the outcome of this case will be favorable to it. While the Company believes it has meritorious claims and defenses and intends to pursue them vigorously, litigation is inherently uncertain and the Company can provide no assurance as to the ultimate outcome.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2008.

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

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Business Overview

Background and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. or “DMGI”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., which we refer to as “Orchard NY”) through a merger of a subsidiary of DMGI with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of DMGI common stock (after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007) and 446,918 shares of DMGI Series A convertible preferred stock (the “DMGI Series A Preferred Stock”). In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards and reserved 157,683 shares of DMGI common stock (on a post-split basis) and 1,915 shares of DMGI Series A Preferred Stock for issuance pursuant to such awards. In connection with the Merger, Orchard NY became our wholly-owned subsidiary, with the former stockholders of Orchard NY collectively owning shares of our common and preferred stock representing approximately 60% of the voting power of our outstanding capital stock. The Orchard Enterprises, Inc. and its subsidiaries are referred to collectively as “we,” “us,” and the “Company.” See Note 4 to our condensed consolidated financial statements appearing elsewhere in this quarterly report for further details on the Merger.

For accounting purposes, the Merger was treated as a reverse acquisition with Orchard NY being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of Orchard NY and its consolidated subsidiaries and replace the historical financial results of DMGI as it existed prior to the Merger. The results of operations for DMGI and its pre-Merger consolidated subsidiaries are included in our consolidated financial results beginning on November 13, 2007. The presentation of the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Preferred Stock reflects the effect of the issuance of shares of DMGI common stock and DMGI Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger.

Orchard NY was incorporated in New York in September 2000. On April 28, 2003, Dimensional Associates, LLC, or Dimensional, an entity formed by a group of private investors, invested in and acquired operating control of Orchard NY through the purchase of a convertible debt instrument followed by subsequent periodic funding events under similar conditions as the original convertible debt instrument. These debt instruments were redeemed or converted prior to completion of the Merger and are described below in “— Liquidity and Capital Resources — Description of Indebtedness.”

We are a global leader in digital media services, currently controlling and distributing more than 1,100,000 music and other audio recordings, or tracks, and over 3,000 hours of video programming through hundreds of digital stores (e.g., iTunes, eMusic, Google, Netflix) and mobile carriers (e.g., Verizon, Vodafone, Bell Canada, Moderati, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at the online stores and through innovative marketing and promotional campaigns; branded entertainment programs; film, advertising, gaming and television licensing; among other services.

Significant Customers

Since inception through March 31, 2008, our revenue has been derived primarily from the distribution of digital music content. Two customers, Apple iTunes, or iTunes, and eMusic.com, or eMusic, (which is controlled by our majority shareholder), account for a significant portion of our total revenues and related accounts receivable. For the three months ended March 31, 2008 and 2007, iTunes represented 58% and 57% of total revenues and eMusic represented 10% and 12% of total revenues, respectively. Accounts receivable from iTunes were 41% and 34% of total accounts receivable at March 31, 2008 and December 31, 2007, respectively. Accounts receivable from eMusic were 13% and 14% of total accounts receivable at March 31, 2008 and December 31, 2007, respectively.

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

Combined revenue from digital downloads and subscription fees comprised approximately 79% and 81% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. Approximately 8% and 7% of our total revenues for the three months ended March 31, 2008 and 2007, respectively, was derived from mobile services.

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

While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music and audio recordings are a statutory rate in the United States, which was $.09 for 2007 and 2008.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our condensed consolidated financial statements appearing elsewhere in this quarterly report. There have been no changes in our critical accounting policies since December 31, 2007.

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

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during the three months ended March 31, 2008 and 2007.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. During the three months ended March 31, 2008 and 2007, revenues from physical sales were not significant.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues and cost from shipping and handling were not significant for the three months ended March 31, 2008 and 2007.

Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable therefore generally consists of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectibility of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $492,000 at March 31, 2008 and $427,000 at December 31, 2007.

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

Share-Based Compensation

We recognize compensation expense, under the provisions of SFAS No. 123 (R) Share-Based Payment. As a result, we recognize compensation expense for share-based awards, such as stock options and restricted stock granted to employees and non-employees based upon the grant date fair value of the award over the requisite service period. This estimation of the fair value of each share-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the compensatory element under the Trinomial Lattice Model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), a risk-free interest rate, dividend yield, and assumptions as to volatility of the underlying equity security. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock using the comparable industry data because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective for our company beginning January 1, 2008, except with respect to our non-financial assets for which the effective date is January 1, 2009. The adoption of SFAS 157 with respect to our financial assets and liabilities did not have a material effect on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for our company as of the beginning of fiscal year 2009. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires enhanced disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how they affect an entity’s financial performance. SFAS 161 is effective for our company as of the beginning of fiscal year 2009. We have not yet determined the impact that adopting SFAS 161 may have on our consolidated financial position, results of operations or cash flows.

For additional information relating to these and other recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements appearing elsewhere in this quarterly report.

Internal Control over Financial Reporting

In connection with the audit for the year ended December 31, 2007, our independent auditors identified significant deficiencies in our internal controls over financial reporting regarding our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which is due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our internal controls over financial reporting. These significant deficiencies, along with the actions taken to remedy the significant deficiencies, are described in Item 4T “Controls and Procedures,” appearing elsewhere in this quarterly report.

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing revenue while controlling and limiting expenses. Some of the current industry conditions and factors that we expect could have a significant impact on our future results are discussed below:

Factors impacting revenue and download rates for music content.  Achieving profitable growth will require continued growth in the overall market for digital retail sales of music, video and other forms of media, and our ability to maintain a competitive suite of digital distribution and service offerings that will be attractive to independent record labels and other owners of digital media content. We expect continued competition from entrenched music distribution companies moving more aggressively into the digital sector (e.g., the distribution companies owned by the four major music companies), other independent distributors, and new entrants to the market. We believe that our revenue and download rates for music content might be affected by a number of macrofactors, including:

•	Overall growth of the legitimate retail consumer market for digital music, in the context of a still robust so called peer-to-peer (P2P) pirate market;

•	Amount of additional digital music and video recordings that are made available to consumers from all sources and the impact on average sales that results from having an increasing amount of music and video content available within the retail channels;

•	The speed and efficacy with which new digital entertainment services — either through traditional a la carte downloads or subscription models, or new forms of music retail such as advertising-based or P2P models — enter and grow the market; and

•	The speed and efficacy with which digital music retailers invest on one hand in product enhancements that allow them to more dynamically serve music to targeted subgroups (e.g., ethnic nationals living abroad) and, on the other hand, particularly with respect to mobile operators, integrate their sophisticated marketing segmentation and direct marketing capabilities more closely with demographically-based music marketing.

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

	For the Three Months Ended March 31,
	2008		2007
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Statement of Operations Data:
Revenue	$13,155,770	100%	$5,632,360	100%
Cost of revenues	9,602,680	73%	4,252,736	76%

Gross profit	3,553,090	27%	1,379,624	24%
Operating expenses	4,723,252	36%	2,673,813	47%
Other (income) expense	(65,777)	0%	178,411	3%

Net loss	$(1,104,385)	(9)%	$(1,472,600)	(26)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$8,613,612	65%	$3,481,198	62%
Subscriptions(1)	1,859,101	14%	1,092,110	19%
Mobile services	1,097,655	8%	386,838	7%
Other	1,585,402	13%	672,214	12%

Total	$13,155,770	100%	$5,632,360	100%

Average number of music recordings available for downloading during the period	1,086,000		563,000
Number of music recordings available for downloading at the end of the period	1,115,000		582,000
Number of paid downloads during the period	11,640,000		4,699,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $1,275,100 and $673,850 for the three months ended March 31, 2008 and 2007, respectively.

Comparison of Three Months Ended March 31, 2008 to March 31, 2007

Revenues.  Revenues increased to approximately $13.2 million for the three months ended March 31, 2008 from approximately $5.6 million for the three months ended March 31, 2007. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $10.5 million for the three months ended March 31, 2008 from approximately $4.6 million for the three months ended March 31, 2007, primarily as a result of the increase in paid downloads, as well as the increase in the number of recordings available for download as a result of the combined operations following the Merger. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale, which increase resulted from organic growth and the effects of the Merger. The increase in paid downloads is also in part due to a more efficient distribution process, which resulted in part from launch of our proprietary V.E.C.T.O.R.TM system in 2007. Revenue from mobile distribution increased to approximately $1.1 million for the three months ended March 31, 2008 from approximately $0.4 million for the three months ended March 31, 2007, as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends, as well as the impact of the Merger. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as service fees charged to digital music retailers and other non-retail clients, increased to approximately $1.6 million for the three months ended March 31, 2008 from approximately $0.7 million for the three months ended March 31, 2007. This increase was primarily due to a one-time bonus from one of our retail partners received in recognition of our assistance in the success of its business and, to a lesser extent, organic growth and the effects of the Merger.

Cost of revenues.  Our cost of revenues increased to approximately $9.6 million for the three months ended March 31, 2008 from approximately $4.3 million for the three months ended March 31, 2007. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners increased to approximately $8.8 million for the three months ended March 31, 2008 from approximately $3.8 million for the three months ended March 31, 2007, which increase is primarily related to the increase in overall revenues, which includes the impact of the Merger. During the three months ended March 31, 2008 and 2007, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 67% and 68% of revenues, respectively. Other costs of revenues increased to approximately $0.8 million for the three months ended March 31, 2008 as compared to approximately $0.5 million for the three months ended March 31, 2007. This increase is primarily due to the payment of a significant majority of the one-time bonus received from one of our retail partners to our label clients, which more than offset the cost savings we realized in the three months ended March 31, 2008 by performing delivery services in-house as compared to the three months ended March 31, 2007 when we used an outside delivery service. Gross profit margin increased to 27.0% of revenues for the three months ended March 31, 2008 from 24.5% of revenues for the three months ended March 31, 2007, in part because of efficiencies associated with our proprietary V.E.C.T.O.R.TM system, which became operational in 2007.

Operating expenses.  The following table sets forth the individual components of our operating expenses for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008		2007
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Personnel-related expenses	$2,174,612	46.0%	$1,402,400	52.4%
Professional fees	1,070,364	22.7%	479,348	17.9%
Office expenses	702,585	14.9%	318,480	11.9%
Travel expenses	370,699	7.8%	301,791	11.3%
Marketing	254,570	5.4%	157,679	5.9%
Other expenses	150,422	3.2%	14,115	0.6%

	$4,723,252	100.0%	$2,673,813	100.0%

Operating expenses increased to approximately $4.7 million for the three months ended March 31, 2008, from approximately $2.7 million for the three months ended March 31, 2007. We added staff to keep up with our growth, which resulted in an increase in personnel-related costs as well as travel and office expenses. In addition to costs associated with salary and benefits, we also incurred share-based compensation in the three months ended March 31, 2008 that were not applicable for the three months ended March 31, 2007. Professional fees increased in the three months ended March 31, 2008 compared to 2007 as a result of costs associated with being a public company including accounting and legal expenses and directors fees, which costs and fees were not applicable for the three months ended March 31, 2007. Other operating expenses increased for the three months ended March 31, 2008 compared to 2007 primarily as a result of an increase in reserve for bad debts.

Other expense.  We had other income of approximately $0.1 million for the three months ended March 31, 2008, as compared to approximately $0.2 million of other expense for the three months ended March 31, 2007. We had no interest expense for the three months ended March 31, 2008, compared with approximately $0.2 million for the three months ended March 31, 2007 attributable to interest payable to Dimensional (our majority stockholder) on outstanding convertible debt during such period, which has since been converted. We had approximately $0.1 million of interest income in the three months ended March 31, 2008 and none in the same period in 2007, which interest was earned on cash included in the DMGI assets acquired as a result of the Merger.

Liquidity and Capital Resources

We have incurred net losses of approximately $1.1 million and $7.6 million for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively. Prior to the Merger, we received cash advances in the form of convertible debt (later converted to equity) from Dimensional to fund losses and operate the business. However, subsequent to the Merger, no such cash advances have been received from Dimensional, nor are any expected to be made in the future. At March 31, 2008, we had approximately $10.7 million in cash and cash equivalents, and management believes cash balances on-hand will be sufficient to fund our net cash commitments and requirements over the next 12 months. However, should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.

Cash Flows for the Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Net cash provided by operations for the three months ended March 31, 2008 was approximately $0.6 million. The reconciliation of net loss of approximately $1.1 million to net cash provided by operations for the three months ended March 31, 2008 included non-cash charges for depreciation and amortization of approximately $0.3 million, bad debt expense of approximately $0.1 million and share-based compensation of approximately $0.1 million. As a result of our increase in revenues, our corresponding accounts receivable increased by approximately $0.3 million whereas our royalty payable increased by $2.4 million for the period ended March 31, 2008. Additionally, as a result of our content acquisition strategy, we utilized approximately $1.0 million net cash for royalty advances to secure additional music and audio content rights. All other net uses to operating cash flow were less than $0.1 million.

Net cash used in operations for the three months ended March 31, 2007 was approximately $0.9 million. The reconciliation of net loss of approximately $1.5 million to net cash used in operations for the three months ended March 31, 2007 included non-cash charges for depreciation and amortization of approximately $0.1 million, and accrued interest payable to a related party of approximately $0.2 million. These non-cash charges were further offset by reduced working capital requirements of approximately $0.5 million, primarily because royalties payable increased at a faster rate than accounts receivable as our business continued to expand in 2007.

Our investing activities resulted in a net cash outflow of approximately $0.5 million for the three months ended March 31, 2008 as a result of professional fees and other expenditures that increased goodwill associated with the Merger and expenditures to purchase property and equipment. For the three months ended March 31, 2007, investing activities resulted in a net cash outflow of approximately $0.3 million to purchase property and equipment. The property and equipment additions for both the three months ended March 31, 2008 and 2007 were primarily due to the increase in headcount as our business continued to grow, and for designing, developing and implementing our V.E.C.T.O.R™ direct digital delivery system, which we launched in 2007.

Cash provided from financing activities for the three months ended March 31, 2008 and 2007 was $0 and approximately $2.2 million, respectively. In 2007, such amount reflects the proceeds from the issuance of additional convertible debt to Dimensional for cash advances received during the first quarter of 2007.

As of March 31, 2008, we had cash and cash equivalents of approximately $10.7 million and working capital of approximately $5.5 million, compared to cash and cash equivalents of approximately $10.6 million and working capital of approximately $7.1 million at December 31, 2007. In 2008, we expect to utilize cash and cash equivalents to fund operations, acquire additional digital rights to music catalogs and make additions to property and equipment.

Description of Indebtedness

As of March 31, 2008, we had no debt. The following discussion relates to debt outstanding in 2007 prior to the Merger.

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

In 2007 and prior to the Merger, Orchard NY undertook two recapitalizations (a July 2007 recapitalization and a September 2007 recapitalization) whereby Dimensional agreed to convert its then outstanding convertible debt in exchange for shares of preferred stock of Orchard NY and forgave accrued interest. These recapitalizations are described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K. In November 2007, we amended the September 2007 recapitalization to recharacterize $600,000 of funding as a loan payable instead of a capital contribution. We repaid this $600,000 loan in November 2007.

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

At March 31, 2008, we had 448,833 shares of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.3 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

As of March 31, 2008, we had no outstanding convertible debt owed to Dimensional.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 54% of our voting common stock on a fully diluted basis as of March 31, 2008. Dimensional is also the controlling stockholder of eMusic, which provides digital music distribution services to us under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. This agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, we are entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,275,100 and $673,850 for the three months ended March 31, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,120,000 and $1,075,602 at March 31, 2008 and December 31, 2007, respectively. We also have distribution agreements with certain labels whereby we have agreed to forego distribution fees to the label or artist for sales by eMusic. For the three months ended March 31, 2008 and 2007, we received revenues of $237,054 and $243,907, respectively, from eMusic relating to such agreements. We recorded these amounts in revenues with an equal amount recorded in cost of revenues.

For information relating to other related party transactions, see Note 9 to our condensed consolidated financial statements appearing elsewhere in this quarterly report.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Due to the existence of a material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we have taken steps to remedy some of these issues with our internal control over financial reporting, we still have additional work to do to bring our financial reporting procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our internal control over financial reporting. As discussed below, because the Merger occurred in the fourth quarter of 2007 and because Orchard NY was a small privately-held company, we were unable to upgrade our internal controls over financial reporting to the level required of a public company prior to the end of the period covered by this annual report. Nevertheless, we are initiating the remediation steps outlined below to rectify the identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our condensed, consolidated financial statements contained in this quarterly report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation steps include:

•	Lack of Formal Policies and Procedures/Lack of Resources to Manage Financial Close. During the first quarter of 2008, we have added personnel and solidified the senior leadership of our financial department. In addition, we have engaged a consultant with public company reporting experience and are actively searching for an Assistant Controller to both ensure that we formally document our policies and procedures and to assist our company with the financial close process. We also plan to allocate additional internal employees as needed.

•	Lack of Sophisticated Financial Reporting Systems. We purchased a more robust general ledger and financial reporting system and engaged the services of an implementation specialist to begin the upgrading project in May 2008 with expected completion in the third quarter of 2008;

•	Lack of Formalized Disaster Recovery Plan. We selected a vendor and plan to begin working with an outside compliance consultant in mid-May to help us further develop our disaster recovery policies and procedures, including the provision of off-site business continuity processes. In addition, we have developed new media file backup procedures and are currently creating backup copies of all audio and video media files. We have also created a duplicate of our proprietary content management system to be stored off-site and accessed in the event of a disaster.

•	Management’s Ability to Complete Assessment of Internal Controls over Financial Reporting. We engaged a qualified consultant, to begin in May 2008 to perform an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. The consultant will assist us in implementing appropriate internal controls on weaknesses determined, if any, documenting and then testing the effectiveness of those controls.

Changes in internal control over financial reporting.  Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business.

On March 11, 2008, we initiated suit in federal court in the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to our company under the contract. We requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered our complaint denying the causes of action asserted against it and asserting its own counter claims against us for breach of contract. Although the claim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to us claiming damages in the amount of approximately $1.2 million. The discovery process has begun but, because the litigation is in its early stages, we are unable to determine if the outcome of this case will be favorable to us. While we believe we have meritorious claims and defenses and intend to pursue them vigorously, litigation is inherently uncertain and we can provide no assurance as to the ultimate outcome of the matter.

To our knowledge, there are no currently pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Exhibit Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Amended and Restated Bylaws of the Company dated February 6, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 16, 2007)
4.1	Form of Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
4.2	Form of Warrant to Purchase Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Digital Music Group, Inc. Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.2	The Orchard Enterprises, Inc. 2008 Stock Plan, as proposed (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 29, 2008)
10.3	Registration Rights Agreement, dated as of November 13, 2007 among the Company and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)
10.4	Form of Indemnification Agreement by and between Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now the Company) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on September 29, 2005)
10.6	Company’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2007)
10.7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2007)
10.8	Employment Agreement dated February 20, 2008 between Nathan Fong and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 20, 2008)
10.9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

Exhibit
Number	Exhibit Description

10.11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
21.1	Schedule of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Orchard Enterprises, Inc.

Date: May 15, 2008

/s/  Greg Scholl
Greg Scholl
Chief Executive Officer

/s/  Nathan Fong
Nathan Fong
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Amended and Restated Bylaws of the Company dated February 6, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 16, 2007)
4.1	Form of Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
4.2	Form of Warrant to Purchase Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Digital Music Group, Inc. Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.2	The Orchard Enterprises, Inc. 2008 Stock Plan, as proposed (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 29, 2008)
10.3	Registration Rights Agreement, dated as of November 13, 2007 among the Company and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)
10.4	Form of Indemnification Agreement by and between Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now the Company) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on September 29, 2005)
10.6	Company’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2007)
10.7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2007)
10.8	Employment Agreement dated February 20, 2008 between Nathan Fong and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 20, 2008)
10.9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

Exhibit Number	Exhibit Description
10.10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
21.1	Schedule of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.