Form 10-Q
period 2008-06-30
Orchard Enterprises, Inc.
filed 2008-08-14
CIK 1339729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
(Commission File Number) 000-51761
The Orchard Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-3365526 (IRS Employer Identification No.)
100 Park Avenue, 2 nd Floor
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
     The number of shares of common stock, par value $0.01 per share, outstanding as of August 13, 2008 was 6,338,208.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flow (unaudited) for the six months ended June 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4T. Controls and Procedures	32

PART II OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	35

Item 6. Exhibits	36

SIGNATURES	38

EXHIBIT INDEX	39
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE ORCHARD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,389,468	$10,636,618
Accounts receivable — net	9,505,395	7,635,526
Royalty advances	2,800,523	3,508,417
Prepaid expenses and other current assets	771,448	440,141

Total current assets	23,466,834	22,220,702

Royalty advances, less current portion	962,029	1,257,803
Music and audio content — net	3,778,747	4,168,179
Property and equipment — net	966,192	1,045,755
Goodwill	24,793,347	24,327,806
Other assets	596,540	74,434

TOTAL ASSETS	$54,563,689	$53,094,679

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,480,313	$1,085,270
Accrued royalties	14,480,558	12,307,744
Accrued expenses	1,047,571	1,135,780
Deferred revenue	1,091,929	543,329

Total current liabilities	18,100,371	15,072,123

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series A convertible preferred stock, $0.01 par value — 448,833 shares designated; 448,833 issued and outstanding; liquidation preference of $25,000,000	7,017,245	7,017,245

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding	—	—
Common stock, $0.01 par value — 30,000,000 shares authorized; 6,338,208 and 6,155,127 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	63,382	61,551
Additional paid-in capital	55,414,145	55,050,780
Accumulated deficit	(25,983,087)	(24,093,210)
Accumulated other comprehensive loss	(48,367)	(13,810)

Total stockholders’ equity	29,446,073	31,005,311

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$54,563,689	$53,094,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

REVENUES	$13,402,530	$6,354,905	$26,558,300	$11,987,265
COST OF REVENUES	9,859,667	4,361,052	19,462,347	8,613,787

GROSS PROFIT	3,542,863	1,993,853	7,095,953	3,373,478
OPERATING EXPENSES	4,422,790	2,485,054	9,146,043	5,158,866

LOSS FROM OPERATIONS	(879,927)	(491,201)	(2,050,090)	(1,785,388)

OTHER INCOME (EXPENSE):
Interest income	56,227	—	140,927	—
Interest expense to related party	—	(228,462)	—	(406,873)
Loss from disposal of property and equipment	—	—	(21,767)	—
Other income	38,208	—	41,053	—

Total other income (expense)	94,435	(228,462)	160,213	(406,873)

NET LOSS	$(785,492)	$(719,663)	$(1,889,877)	$(2,192,261)

Loss per share — basic and diluted	$(0.12)	$(0.62)	$(0.30)	$(1.88)

Weighted average shares outstanding — basic and diluted	6,292,143	1,166,414	6,244,734	1,166,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,889,877)	$(2,192,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	610,067	129,825
Bad debt expense	102,735	5,387
Loss on disposition and write downs of property and equipment	21,767	—
Share-based compensation	365,196	—
Changes in operating assets and liabilities:
Accounts receivable	(1,972,604)	(1,255,574)
Royalty advances	1,003,668	(711,204)
Prepaid expenses and other current assets	(331,307)	(108,074)
Other assets	(122,106)	(47,914)
Accounts payable	395,043	261,972
Accrued royalties	2,172,814	1,741,297
Accrued expenses	(88,209)	(570,702)
Due to affiliated entities	—	(51,625)
Deferred revenue	548,600	130,322
Accrued interest payable to a related party	—	406,873

Net cash provided by (used in) operating activities	815,787	(2,261,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(162,839)	(372,741)
Acquisition Deposit (TVT assets)	(400,000)	—
Increase in goodwill associated with Digital Music Group, Inc	(465,541)	—

Net cash used in investing activities	(1,028,380)	(372,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt to a related party	—	4,100,000

Net cash provided by financing activities	—	4,100,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(34,557)	(14,325)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(247,150)	1,451,256

CASH AND CASH EQUIVALENTS — Beginning of period	10,636,618	1,675,889

CASH AND CASH EQUIVALENTS — End of period	$10,389,468	$3,127,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$178,411

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
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
2. LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has incurred losses and negative cash flows from operations since its inception. The Company incurred net losses of $785,492 and $1,889,877 for the three and six months ended June 30, 2008, respectively. Prior to the Merger, Orchard NY received funds from Dimensional Associates, LLC (“Dimensional”) (a controlling stockholder) to operate its business. However, subsequent to the Merger, this has not and is not expected to continue. Management believes cash balances on-hand will be sufficient

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to fund its net cash requirements over the next 12 months. Should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.
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
     The merger with Orchard NY in November 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share , for stock splits, stock dividends, and reverse stock splits. Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the reporting period. There is no dilutive effect on net loss per share in the years presented.
     The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	For the Three and Six Months Ended
	June 30,
	2008	2007

Series A Preferred Stock	1,494,614	—
Stock options	555,379	—
Warrants	91,000	—

Total	2,140,993	—

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

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF Issue No. 98-5. Accounting for Convertible Securities and Beneficial Conversion Features (“EITF 98-5”) and EITF Issue No. 00-27. application of EITF 98-5 to Certain Convertible Instruments. Accordingly, the company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair market value of underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these transactions and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.
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
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations . SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.
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
     In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management has determined at this time that this pronouncement does not apply to any of its transactions.
     In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The transaction has been accounted for as a reverse acquisition using the purchase method of accounting as required by SFAS 141, Business Combinations . Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of DMGI based on their estimated fair values as of the closing date of the Merger. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.
     The composition of the purchase price consideration is as follows:

Fair value of the DMGI common stock outstanding	$38,502,198
Fair value of DMGI stock options and warrants	42,796
Direct merger-related costs	2,545,427

Total purchase price consideration	$41,090,421

     As of November 13, 2007, the closing date of the Merger, and after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007, DMGI had 3,021,202 shares of common stock outstanding. The fair value of DMGI common stock used in determining the purchase price was $12.74 per share, after giving effect to the one for three reverse stock split of DMGI’s common stock, based on its average closing price on NASDAQ for the two days prior to through the two days subsequent to the merger announcement date of July 11, 2007. The final estimated fair value of the DMGI stock options and warrants was determined using the Trinomial Lattice Model based on the number and terms of DMGI stock options and warrants outstanding on the closing date of the Merger. The Company’s merger-related costs include approximately $2,100,000 in legal, accounting and other direct costs and approximately $445,000 in employee termination, relocation, lease cancellation and other costs to be incurred with integrating and consolidating the merged operations.
     The adjustments and methodology used in allocating the purchase consideration related to DMGI and in the preparation of the unaudited pro forma combined information presented below are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available.

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and assumed liabilities of DMGI is as follows:

Cash and cash equivalents	$11,234,022
Accounts receivable	1,649,348
Royalty advances	1,727,447
Other current assets	166,507
Property and equipment	261,853
Digital distribution agreements	1,510,123
Digital rights	1,938,030
Master recordings	654,404
Goodwill	24,793,347
Other assets	21,051
Accounts payable	(107,080)
Accrued royalties	(2,181,933)
Accrued expenses	(487,394)
Deferred revenue	(89,304)

Total net assets acquired	$41,090,421

     Unaudited pro forma combined financial information is presented below as if the Merger occurred as of January 1, 2007. The results have been adjusted to account for the amortization of property and equipment, digital distribution agreements, digital rights, and master recordings. The pro forma financial information presented below does not purport to present what actual results would have been if the Merger had occurred at such date, nor does the information project results for any future period. The unaudited pro forma combined financial information for the six months ended June 30, 2007 is as follows:

Revenues	$18,531,076
Net loss	$(3,162,417)
Loss per share — basic and diluted	$(0.53)
Weighted average shares outstanding — basic and diluted	5,997,444
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

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Royalty advances comprise the following:

	June 30,	December 31,
	2008	2007
Balance, beginning of period	$4,766,220	$768,862
Royalty advances paid to content owners	2,571,996	4,874,184
Acquired in Merger with Digital Music Group, Inc.	—	1,727,447
Less, recoupment of royalty advances	(3,575,664)	(2,604,273)

Balance, end of period	3,762,552	4,766,220
Less: current portion of royalty advances	2,800,523	3,508,417

Long-term portion of royalty advances	$962,029	$1,257,803

6. MUSIC AND AUDIO CONTENT
     Music and audio content consists of the following:

	Weighted Average
	Remaining	June 30,			December 31,
	Amortization	2008			2007
	Period	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Digital distribution agreements	2.9	$1,647,045	$(309,506)	$1,337,539	$1,646,269	$(48,921)	$1,597,348
Digital rights	9.4	1,938,030	(113,052)	1,824,978	1,938,030	(16,150)	1,921,880
Master recordings	9.4	654,404	(38,174)	616,230	654,404	(5,453)	648,951

Total Music and audio content		$4,239,479	$(460,732)	$3,778,747	$4,238,703	$(70,524)	$4,168,179

     Amortization expense was $390,208 and $2,347 for the six months ended June 30, 2008 and 2007, and $195,491 and $1,174 for the three months ended June 30, 2008 and 2007, respectively.
7. REDEEMABLE PREFERRED STOCK
     Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Preferred Stock of which 448,833 shares were considered issued and outstanding as of June 30, 2008. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at an effective per share conversion price of $55.70 (equivalent to $16.72 per share of common stock), and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.
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
     Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of June 30, 2008, there were 2,140,993 shares of common stock reserved for the issuance of stock options, warrants and the conversion of the Series A Preferred Stock.
     Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of common stock at an exercise price of $36.56. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.
     Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. The awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of Company common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of June 30, 2008 and December 31, 2007.
     Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan, which amended the Company’s 2005 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants. The Compensation Committee of the Company’s Board of Directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Company’s 2008 Stock Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the Plan which established the number and terms of such grants. The Plan, as adopted by the stockholders, does not provide for annual stock option grants to non-employee directors. As of June 30, 2008, there were 1,000,000 shares of common stock that have been issued or are reserved for issuance under the Plan.
     Effective upon the adoption of the Plan by the stockholders, the Board of Directors of the Company adopted a revised Non-Executive Director’s Compensation Program which, among other things, grants an annual restricted stock award and annual stock options to non-employee directors in consideration of their service on the Board of Directors.
     The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock options awards for the six months ended June 30, 2008:

Risk-free rate of return	3.01%
Expected volatility	56.66%
Expected life	4.65 years
Expected dividend yield	0.00%
Exit rate post-vesting	19.9%
Exit rate pre-vesting	15.9%
     The Company calculates the expected volatility for stock-based awards using comparable industry data because sufficient historical trading data does not yet exist for the Company’s stock. The Company estimates the forfeiture rate for stock-based awards based on historical data. The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected option terms. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, Share-Based Payment , to estimate the expected term of employee stock options.
     A summary of stock option activity under the Plan during 2008 is as follows:

		Weighted	Weighted
	Number	Average	Average
	of Stock	Exercise	Remaining
Stock Options	Options	Price	Contractual Term
			(In years)
Outstanding as of January 1, 2008	265,890	$12.62	6.9
Granted	377,740	5.31	7.23
Exercised	—	—	—
Forfeited or expired	(88,251)	20.45	6.22

Outstanding as of June 30, 2008	555,379	$6.99	7.27

Exercisable as of June 30, 2008	114,960	$11.13	7.53

     The weighted average grant date estimated fair value of stock options granted by the Company for the six months ended June 30, 2008 is $1.03 per option.

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

	Number of Shares	Weighted Average
	of Restricted	Grant Date
Restricted Stock Awards	Stock	Price
Non-vested restricted stock as of January 1, 2008	113,332	$7.33
Granted	183,081	6.18
Vested	(31,585)	5.99
Forfeited or expired	—	—

Non-vested restricted stock as of June 30, 2008	264,828	$6.69

     The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.
     As of June 30, 2008, the Company has $2,153,069 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.66 years. The Company recognized compensation expense of $365,196 and $0 for the six months ended June 30, 2008 and 2007, respectively, related to the issuance of stock options and restricted stock under the Plan.
     On the first day of each year, the shares available under the Plan are increased by the lesser of (i) 250,000 shares, (ii) 5% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s Board of Directors. As of June 30, 2008, a total of 141,542 shares remained available for grant under the Plan.
9. RELATED-PARTY TRANSACTIONS
     From time to time the Company has amounts due to and from related parties. These amounts are billed and paid on a regular basis. Net payables to affiliates totaled $412 and $0 at June 30, 2008 and December 31, 2007, respectively.
     Operating Lease With Affiliate — In April 2006, the Company began utilizing space subleased by eMusic, an entity controlled by Dimensional, with no formal sublease agreement in place. The Company paid the lessee directly for the space utilized. In August 2007, the sublease to this space was assigned by eMusic to the Company and, accordingly, there is no related party expense for the six months ended June 30, 2008 under this arrangement. The Company incurred $81,692 and $169,225 of expense for the three and six months ended June 30, 2007 related to this arrangement. The lease expires in January 2009.
     Legal Costs — The Company has engaged several outside legal firms to represent its general business interests. One such firm employs a family member of one of the senior executives of Dimensional who also is a member of the Company’s Board of Directors. Amounts included in operating expenses in connection with the services performed by this legal firm were $114,841 and $2,263 for the three months and $200,015 and $2,263 for the six months ended June 30, 2008 and 2007, respectively.

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,075,088 and $642,973 for the three months and $2,350,188 and $1,316,823 for the six months June 30, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,108,598 and $1,075,602 at June 30, 2008 and December 31, 2007, respectively.
     The Company has distribution agreements with certain labels whereby it has agreed to forego distribution fees to the label or artist for sales by eMusic. For the three months ended June 30, 2008 and 2007, the Company received revenues of $214,100 and $136,792 and for the six months ended June 30, 2008 and 2007, the Company received revenues of $451,154 and $380,699, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.
     Revenue Sharing Agreement With CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $16,384 and $3,604 for the three months and $30,708 and $15,978 for the six months ended June 30, 2008 and 2007, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying condensed consolidated statements of operations.
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

THE ORCHARD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On December 15, 2006, MCS Music America, Inc., on behalf of itself and other publishers, brought an action for copyright infringement against Napster, Inc., one of the Company’s digital music stores. MCS alleged that compositions included in 338 sound recordings made available to Napster as part of its subscription service and freenapster infringed on copyrights owned by MCS. 16 of the 338 sound recordings were licensed to Napster by the Company pursuant to the Content Agreement dated August 26, 2004. On July 10, 2008, MCS and Napster settled the claim.
     Under the terms of the Content Agreement, the Company indemnified Napster for damages, including legal fees, incurred by Napster for any copyright infringement related to the content being licensed from the Company. In connection with the settlement, the Company is liable for approximately $60,000 in settlement of the claim. The Company has recognized $60,000 of expense related to this claim in June 2008. In addition, the Company is responsible to reimburse Napster for its pro rata share of Napster’s legal expenses the amount of which is not currently known.
     We are involved in legal proceedings from time to time in the ordinary course of our business. To our knowledge, there are no other pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.
11. SUBSEQUENT EVENTS
     On July 3, 2008, the Company acquired substantially all of the assets of TeeVee Toons, Inc. and/or its affiliates’ (“TVT Records”) record label business operations, including but not limited to, masters, artists’ agreements, certain inventory, accounts receivable and a real property lease (the “Assets”) and assumed certain liabilities of TVT Records related to the Assets that the Company elected to acquire. The aggregate purchase price for the Assets was $5,050,000 (subject to reduction). On July 3, 2008, the Company paid to TVT Records the sum of $2,500,000 to acquire all of the Assets, other than certain executory contracts, the assignment of which are the subject of objections in TVT Record’s bankruptcy proceeding (the “Remaining Assets”). In addition, the Company escrowed $2,550,000, which amount included the $400,000 deposit previously paid by the Company. On July 11, 2008, $2,050,000 was released to TVT Records in consideration of the Assets.
     The unreleased amount of $500,000 will remain in escrow until the United States Bankruptcy Court of the Southern District of New York (the “Bankruptcy Court”) issues a final, non-appealable order or series of orders (the “Order”) regarding the assignment and assumption of the Remaining Assets, which consist of certain executory contracts, the assignment of which are subject to objections in TVT Records’ bankruptcy proceeding. As individual objections are resolved, the Bankruptcy Court may issue an Order approving the assignment and assumption of the related executory contract by the Company. If the Order or series of Orders issued by the Bankruptcy Court excludes any material contracts from being assigned to the Company, then the Company and TVT Records will negotiate, in good faith, a reduction in the purchase price of up to $500,000.
     To date, the Bankruptcy Court has issued a number of Orders which have approved the acquisition of certain executory contracts that were the subject of objections in the Bankruptcy Court. However, other executory contracts are still subject to objections. The Company anticipates that it will cure most, if not all, of the remaining objections filed in the bankruptcy proceeding and will not receive a purchase price reduction. However, there can be no assurances that any or all of the remaining executory contracts will be obtained by the Company.
     In addition to the purchase price, the Company agreed to pay up to $1,025,000 to cure certain monetary defaults relating to the Assets. $0.4 million of the purchase price was paid in the second quarter. The remainder of the purchase price and the cure amounts are being funded from the Company’s cash and cash equivalents.
     The Company will account for this purchase as a business combination as prescribed in Statement of Financial Accounting Standards 141 “Business Combinations”. The Assets will be recorded at their fair value as determined by an independent valuation company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2008.
Disclosure Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to, without limitation, our future financial performance, plans and objectives for future operations and projections of revenue and other financial items and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:
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

     You should not place undue reliance on these forward-looking statements, which are based on our reasonable assumptions at the time made, we can give not assurances that such expectations will be achieved. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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
Business
     We are a global leader in digital media services, currently controlling and distributing more than 1,100,000 music and other audio recordings, or tracks, and over 3,000 hours of video programming through hundreds of digital stores ( e.g. , iTunes, eMusic, Google, Netflix, V CAST) and mobile carriers ( e.g. , Verizon Wireless, Vodafone, Bell Canada, Moderati, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at the online stores and through innovative marketing and promotional campaigns; branded entertainment programs; and film, advertising, gaming and television licensing, among other services.
Significant Customers
     Since inception through June 30, 2008, our revenue has been derived primarily from the distribution of digital music content. Two customers, Apple iTunes, or iTunes, and eMusic.com, or eMusic (which is controlled by our majority shareholder), account for a significant portion of our total revenues and related accounts receivable. For the six months ended June 30, 2008 and 2007, iTunes represented 57% and 53% of total revenues and eMusic represented 9% and 11% of total revenues, respectively. Accounts receivable from iTunes were 31% and 34% of total accounts receivable at June 30, 2008 and December 31, 2007, respectively. Accounts receivable from eMusic were 12% and 14% of total accounts receivable at June 30, 2008 and December 31, 2007, respectively.
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
     Combined revenue from digital downloads and subscription fees comprised approximately 79% and 78% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Approximately 11% and 8% of our total revenues for the six months ended June 30, 2008 and 2007, respectively, was derived from mobile services.
Cost of Revenues
     Our cost of revenues primarily consists of:
•	revenue sharing payments and recoupment of cash advances to artists, record labels and other content owners;

•	royalties to artists and publishers;

•	amortization of costs to acquire master recordings, digital rights and digital distribution agreements;

•	reserves or write-downs of master recordings, capitalized digital rights, digital distribution agreements or royalty advances that may be deemed necessary from time to time; and

•	other direct costs of revenues.
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
     While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music and audio recordings are a statutory rate in the United States, which was $.091 for recordings 5 minutes or less, or $.0175 per minute or fraction thereof per copy for songs over 5 minutes in 2007 and 2008.
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
Revenue Recognition and Assessing the Collectability of Accounts Receivable
     We follow the provisions of Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition in Financial Statements (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables and EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.
     Our distribution revenue from the sale of music recordings through digital distribution channels is recognized when the products are sold by the digital service providers, which provide us with periodic notification of the sales.
     For arrangements with multiple obligations ( e.g. , deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during the three and six months ended June 30, 2008 and 2007.
     In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. During the three and six months ended June 30, 2008 and 2007, revenues from physical sales were not significant.
     We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.
     We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues and cost from shipping and handling were not significant for the three and six months ended June 30, 2008 and 2007.

     Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable therefore generally consists of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectability of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $530,000 at June 30, 2008 and $427,000 at December 31, 2007.
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
Goodwill
     Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI as a result of the Merger. We will review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets . The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS No. 141R would have an impact on the accounting for any business we may acquire in the future.
     In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is prohibited. After its effective date, SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly-owned businesses we may acquire in the future.
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires enhanced disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how they affect an entity’s financial performance. SFAS 161 is effective for our company as of the beginning of fiscal year 2009. Management has determined at this time that this pronouncement does not apply to any of its transactions.
     In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.
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
     Factors impacting revenue and download rates for music content. Achieving profitable growth will require continued growth in the overall market for digital retail sales of music, video and other forms of media, and our ability to maintain a competitive suite of digital distribution and service offerings that will be attractive to independent record labels and other owners of digital media content. We expect continued competition from entrenched music distribution companies moving more aggressively into the digital sector ( e.g. , the distribution companies owned by the four major music companies), other independent distributors, and new entrants to the market. We believe that our revenue and download rates for music content might be affected by a number of macrofactors, including:
•	Overall growth of the legitimate retail consumer market for digital music, in the context of a still robust so called peer-to-peer (P2P) pirate market;

•	Amount of additional digital music and video recordings that are made available to consumers from all sources and the impact on average sales that results from having an increasing amount of music and video content available within the retail channels;

•	The speed and efficacy with which new digital entertainment services — either through traditional a la carte downloads or subscription models, or new forms of music retail such as advertising-based or P2P models — enter and grow the market; and

•	The speed and efficacy with which digital music retailers invest, on the one hand, in product enhancements that allow them to more dynamically serve music to targeted subgroups ( e.g. , ethnic nationals living abroad) and, on the other hand, particularly with respect to mobile operators, integrate their sophisticated marketing segmentation and direct marketing capabilities more closely with demographically-based music marketing.
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

	For the Three Months Ended June 30,
	2008		2007
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Statement of Operations Data:
Revenue	$13,402,530	100%	$6,354,905	100%
Cost of revenues	9,859,667	74%	4,361,052	69%

Gross profit	3,542,863	26%	1,993,853	31%

Operating expenses	4,422,790	33%	2,485,054	39%
Other (income) expense	(94,435)	(1)%	228,462	4%

Net loss	$(785,492)	(6)%	$(719,663)	(11)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$8,636,669	64%	$3,531,159	56%
Subscriptions (1)	1,926,793	14%	1,156,956	18%
Mobile services	1,692,016	13%	596,833	9%
Other	1,147,052	9%	1,069,957	17%

Total	$13,402,530	100%	$6,354,905	100%

Average number of music recordings available for downloading during the period	1,140,951		617,500
Number of music recordings available for downloading at the end of the period	1,167,179		624,242
Number of paid downloads during the period	11,755,403		4,726,854

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority stockholder) of $1,075,088 and $642,973 for the three months ended June 30, 2008 and 2007, respectively.
Comparison of Three Months Ended June 30, 2008 to June 30, 2007
     Revenues. Revenues increased to approximately $13.4 million for the three months ended June 30, 2008 from approximately $6.4 million for the three months ended June 30, 2007. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $10.5 million for the three months ended June 30, 2008 from approximately $4.7 million for the three months ended June 30, 2007, primarily as a result of the increase in paid downloads, as well as the increase in the number of recordings available for download as a result of the combined operations following the Merger. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale, which increase resulted from organic growth and the effects of the

Merger. The increase in paid downloads is also in part due to a more efficient distribution process, which resulted in part from launch of our proprietary V.E.C.T.O.R.TM system in 2007. Revenue from mobile distribution increased to approximately $1.7 million for the three months ended June 30, 2008 from approximately $0.6 million for the three months ended June 30, 2007, as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends, as well as the impact of the Merger. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as fees charged to non-retail clients and service fees charged to digital music retailers, increased to approximately $1.1 million for the three months ended June 30, 2008 from approximately $1.0 million for the three months ended June 30, 2007.
     Cost of revenues. Our cost of revenues increased to approximately $9.9 million for the three months ended June 30, 2008 from approximately $4.4 million for the three months ended June 30, 2007. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners increased to approximately $9.5 million for the three months ended June 30, 2008 from approximately $4.1 million for the three months ended June 30, 2007, which increase is primarily related to the increase in overall revenues, which includes the impact of the Merger. During the three months ended June 30, 2008 and 2007, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 71% and 64% of revenues, respectively. Other costs of revenues remained flat at approximately $0.3 million for the three months ended June 30, 2008 and for the three months ended June 30, 2007. Gross profit margin decreased to 26.4% of revenues for the three months ended June 30, 2008 from 31.4% of revenues for the three months ended June 30, 2007, predominately because of the higher percentage of total revenue earned in the three months ended June 2007 from higher profit margin areas such as fees charged to non-retail clients and service fees charged to digital music retailers.
     Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008		2007
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Personnel-related expenses	$2,316,378	52%	$1,475,528	59%
Professional fees	1,084,252	25%	420,958	17%
Office expenses	672,525	15%	314,168	13%
Travel expenses	184,666	4%	172,020	7%
Marketing	98,246	2%	74,333	3%
Other expenses	66,723	2%	28,047	1%

	$4,422,790	100%	$2,485,054	100%

     Operating expenses increased to approximately $4.4 million for the three months ended June 30, 2008, from approximately $2.5 million for the three months ended June 30, 2007. Personnel-related expenses increased due to selected increases in staffing in order to provide operational, technology and artist and label client services as we continue to grow and also, staff investments in new business areas such as brand entertainment which we do not expect to become material revenue sources until later in 2009 but view strategically as critical and margin-accretive growth areas; as well as corresponding travel and office expenses. In addition to costs associated with salary and benefits, we also incurred share-based compensation in the three months ended June 30, 2008 that was not applicable for the three months ended June 30, 2007. Professional fees increased in the three months ended June 30, 2008 compared to 2007 as a result of costs associated with being a public company including accounting and legal expenses and directors fees, which costs and fees were not applicable for the three months ended June 30, 2007. Other operating expenses increased for the three months ended June 30, 2008 compared to 2007 primarily as a result of an increase in reserve for bad debts.

     Other income and expense. For the three months ended June 30, 2008, we had other income of approximately $0.1 million of interest income on cash included in the DMGI assets acquired as a result of the Merger. We had no other income for the same period in 2007. We had no interest expense for the three months ended June 30, 2008, compared with approximately $0.2 million for the three months ended June 30, 2007 attributable to interest payable to Dimensional (our majority stockholder) on outstanding convertible debt, which has since been converted.
Comparison of Six Months Ended June 30, 2008 to June 30, 2007
Results of Operations
     The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Six Months Ended June 30,
	2008		2007
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Statement of Operations Data:
Revenue	$26,558,300	100%	$11,987,265	100%
Cost of revenues	19,462,347	73%	8,613,787	72%

Gross profit	7,095,953	27%	3,373,478	28%

Operating expenses	9,146,043	35%	5,158,866	43%
Other (income) expense	(160,213)	(1)%	406,873	3%

Net loss	$(1,889,877)	(7)%	$(2,192,261)	(18)%

Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$17,250,281	65%	$7,012,357	58%
Subscriptions (1)	3,785,894	14%	2,249,067	19%
Mobile services	2,789,671	11%	983,671	8%
Other	2,732,454	10%	1,742,170	15%

Total	$26,558,300	100%	$11,987,265	100%

Average number of music recordings available for downloading during the period	1,113,262		590,269
Number of music recordings available for downloading at the end of the period	1,167,179		624,242
Number of paid downloads during the period	23,415,419		9,425,538

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority stockholder) of $2,350,188 and $1,316,823 for the six months ended June 30, 2008 and 2007, respectively.
Comparison of Six Months Ended June 30, 2008 to June 30, 2007
     Revenues. Revenues increased to approximately $26.6 million for the six months ended June 30, 2008 from approximately $12.0 million for the six months ended June 30, 2007. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $21.0 million for the six months ended June 30, 2008 from approximately $9.3 million for the six months ended June 30, 2007, primarily as a result of the increase in paid downloads, as well as the increase in the number of recordings available for download as a result of the combined operations following the Merger. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale, which increase resulted from organic growth and the effects of the Merger. The increase in paid downloads is also in part due to a more efficient distribution process, which resulted in part from launch of our proprietary V.E.C.T.O.R.TM system in 2007. Revenue from mobile distribution increased to approximately $2.8 million for the six months ended June 30, 2008 from approximately $1.0 million for the six months ended June 30, 2007, as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends, as well as the impact of the Merger. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as fees charged to non-retail clients and service fees charged to digital music retailers, increased to approximately $2.7 million for the six months ended June 30, 2008 from approximately $1.7 million for the six months ended June 30, 2007. This increase was primarily due to a one-time bonus from one of our retail partners received in recognition of our assistance in the success of its business and, to a lesser extent, organic growth and the effects of the Merger.
     Cost of revenues. Our cost of revenues increased to approximately $19.5 million for the six months ended June 30, 2008 from approximately $8.6 million for the six months ended June 30, 2007. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners increased to approximately $18.5 million for the six months ended June 30, 2008 from approximately $7.9 million for the six months ended June 30, 2007, which increase is primarily related to the increase in overall revenues, which includes the impact of the Merger. During the six months ended June 30, 2008 and 2007, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 70% and 66% of revenues, respectively. Other costs of revenues increased to approximately $0.9 million for the six months ended June 30, 2008 from $0.7 million the six months ended June 30, 2007. Gross profit margin decreased to 26.7% of revenues for the six months ended June 30, 2008 from 28.1% of revenues for the six months ended June 30, 2007, predominantly because of the higher percentage of total revenue earned in the six months of 2007 from higher profit margin areas such as fees charged to non-retail clients and service fees charged to digital music retailers.
     Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008		2007
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Personnel-related expenses	$4,490,990	49%	$2,922,824	57%
Professional fees	2,155,337	24%	902,437	17%
Office expenses	1,380,017	15%	589,186	11%
Travel expenses	555,365	6%	473,811	9%
Marketing	352,816	4%	232,012	5%
Other expenses	211,518	2%	38,596	1%

	$9,146,043	100%	$5,158,866	100%

     Operating expenses increased to approximately $9.1 million for the six months ended June 30, 2008, from approximately $5.2 million for the six months ended June 30, 2007. Personnel-related expenses increased due to selected increases in staffing in order to provide operational, technology and artist and label client services as we continue to grow and also, staff investments in new business areas such as brand entertainment which we do not expect to become material revenue sources until later in 2009 but view strategically as critical and margin-accretive growth areas; as well as corresponding travel and office expenses. In addition to costs associated with salary and benefits, we also incurred share-based compensation in the six months ended June 30, 2008 that were not applicable for the six months ended June 30, 2007. Professional fees increased in the six months ended June 30, 2008 compared to 2007 as a result of costs associated with being a public company including accounting and legal expenses and directors fees, which costs and fees were not applicable for the six months ended June 30, 2007. Other operating expenses increased for the six months ended June 30, 2008 compared to 2007 primarily as a result of an increase in reserve for bad debts.
     Other income and expense. For the six months ended June 30, 2008, we had other income of approximately $0.1 million of interest income on cash included in the DMGI assets acquired as a result of the Merger. We had no other income for the same period in 2007. We had no interest expense for the six months ended June 30, 2008, compared with approximately $0.4 million for the six months ended June 30, 2007 attributable to interest payable to Dimensional (our majority stockholder) on outstanding convertible debt, which has since been converted.
Liquidity and Capital Resources
     We have incurred net losses of approximately $1.9 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively. Prior to the Merger, we received cash advances in the form of convertible debt (later converted to equity) from Dimensional to fund losses and operate the business. However, subsequent to the Merger, no such cash advances have been received from Dimensional, nor are any expected to be made in the future. At June 30, 2008, we had approximately $10.4 million in cash and cash equivalents. As discussed in Note 11 to the Company’s condensed consolidated financial statements, subsequent to June 30, 2008, we acquired substantially all of the assets of TeeVee Toons, Inc. and/or its affiliates’ (“TVT Records”) record label business. While this decreased our cash position, management believes cash balances on-hand will be sufficient to fund our net cash commitments and requirements over the next 12 months. However, should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.
Cash Flows for the Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
     Net cash provided by operations for the six months ended June 30, 2008 was approximately $0.8 million. The reconciliation of net loss of approximately $1.9 million to net cash provided by operations for the six months ended June 30, 2008 included non-cash charges for depreciation and amortization of approximately $0.6 million, bad debt expense of approximately $0.1 million and share-based compensation of approximately $0.4 million. As a result of our increase in revenues, our corresponding accounts receivable increased by approximately $2.0 million whereas our royalty payable increased by $2.2 million for the period ended June 30, 2008. Similarly, deferred revenue increased $0.5 million. Additionally, as a result of our content acquisition strategy, we utilized approximately $1.0 million net cash for royalty advances to secure additional music and audio content rights.
     Net cash used in operations for the six months ended June 30, 2007 was approximately $2.3 million. The reconciliation of net loss of approximately $2.2 million to net cash used in operations for the six months ended June 30, 2007 included non-cash charges for depreciation and amortization of approximately $0.1 million, and accrued interest payable to a related party of approximately $0.4 million. These non-cash charges were further offset by reduced working capital requirements of approximately $0.6 million, primarily because royalties payable increased at a faster rate than accounts receivable as our business continued to expand in 2007.
     Our investing activities resulted in a net cash outflow of approximately $1.0 million for the six months ended June 30, 2008 as a result of professional fees and other expenditures that increased goodwill associated with the Merger of $0.5 million, expenditures to purchase property and equipment of $0.1 million and our preliminary deposit incurred in the acquisition of certain TVT assets of $0.4 million. For the six months ended June 30, 2007, investing activities resulted in a net cash outflow of approximately $0.4 million to purchase property and equipment. The property and equipment additions for both the six months ended June 30, 2008 and 2007 were primarily due to the increase in headcount as our business continued to grow and for designing, developing and implementing our V.E.C.T.O.R™ direct digital delivery system, which we launched in 2007.
     Cash provided from financing activities for the six months ended June 30, 2008 and 2007 was $0 and approximately $4.1 million, respectively. In 2007, such amount reflects the proceeds from the issuance of additional convertible debt to Dimensional for cash advances received during the first six months of 2007.
     As of June 30, 2008, we had cash and cash equivalents of approximately $10.4 million and working capital of approximately $5.4 million, compared to cash and cash equivalents of approximately $10.6 million and working capital of approximately $7.1 million at December 31, 2007. In 2008, we expect to utilize cash and cash equivalents to fund operations, acquire additional digital rights to music catalogs and make additions to property and equipment. As discussed above, subsequent to June 30, 2008, we acquired substantially all of the assets of TVT Records.

Description of Indebtedness
     As of June 30, 2008, we had no debt. The following discussion relates to debt outstanding in 2007 prior to the Merger.
Convertible Debt Instruments
     Since April 2003, Dimensional extended various loans to Orchard NY, which debt was convertible into that number of shares of Orchard NY’s Series A Convertible Preferred Stock, or the Orchard NY Series A Preferred Stock, determined by dividing the principal balance by a conversion price of $1.00 per share of Orchard NY Series A Preferred Stock (i) at any time, at Dimensional’s sole option or (ii) automatically, upon the closing of a sale of 3,000,000 shares of Orchard NY Series A Preferred Stock pursuant to a stock purchase agreement with Dimensional.
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
     At June 30, 2008, we had 448,833 shares of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.3 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.
     As of June 30, 2008, we had no outstanding convertible debt owed to Dimensional.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no off-balance sheet arrangements.
Related Party Transactions
     Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 54% of our voting common stock on a fully diluted basis as of June 30, 2008. Dimensional is also the controlling stockholder of eMusic, which provides digital music distribution services to us under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. This agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, we are entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,075,088 and $642,972 for the three months ended June 30, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,108,598 and $1,075,602 at June 30, 2008 and December 31, 2007, respectively. We also have distribution agreements with certain labels whereby we have agreed to forego distribution fees to the label or artist for sales by eMusic. For the six months ended June 30, 2008 and 2007, we received revenues of $451,154 and $380,699, respectively, from eMusic relating to such agreements. We recorded these amounts in revenues with an equal amount recorded in cost of revenues.
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
     The Company has taken several steps in remediating these significant deficiencies throughout the year as shown below. In addition, we are initiating the remediation steps outlined below to address the identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our condensed, consolidated financial statements contained in this quarterly report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation steps include:

•	Lack of Formal Policies and Procedures/Lack of Resources to Manage Financial Close. During the first and second quarter of 2008, we have added personnel and solidified the senior leadership of our financial department. In addition, we have engaged a consultant with public company reporting experience to assist in formalizing our policies and procedures and have implemented certain formal procedures and controls in our financial close process. We continue to search for an Assistant Controller with the necessary experience to support the financial reporting process. We also allocate additional internal employees as needed;

•	Lack of Sophisticated Financial Reporting Systems. We are in the process of implementing Great Plains general ledger and financial reporting system and we are on schedule in the project implementation. The objective of the new system is to strengthen the process of preparation, approval, and recording of journal entries and accruals and allow reporting of financial information on a timely basis. We expect to implement the system by the end of the third quarter of 2008.

•	Lack of Formalized Disaster Recovery Plan. We are in the process of formalizing our disaster recovery policies and procedures, including the provision of off-site data back up and restoration. We are developing a project plan for the implementation of a formal Disaster Recovery Plan to present to our Board of Directors;

•	Management’s Ability to Complete Assessment of Internal Controls over Financial Reporting. We engaged a qualified consultant to assist in the completion of management’s assessment of the effectiveness of its internal controls over financial reporting. We are formalizing our controls over key processes identified by the Company and the consultant is assisting us in remediating and implementing appropriate internal controls on weaknesses identified and will perform testing to ensure the effectiveness of those controls
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On December 15, 2006, MCS Music America, Inc., on behalf of itself and other publishers, brought an action for copyright infringement against Napster, Inc., one of the Company’s digital music stores. MCS alleged that compositions included in 338 sound recordings made available to Napster as part of its subscription service and freenapster infringed on copyrights owned by MCS. 16 of the 338 sound recordings were licensed to Napster by the Company pursuant to the Content Agreement dated August 26, 2004. On July 10, 2008, MCS and Napster settled the claim.
     Under the terms of the Content Agreement, the Company indemnified Napster for damages, including legal fees, incurred by Napster for any copyright infringement related to the content being licensed from the Company. In connection with the settlement, the Company is liable for approximately $60,000 in settlement of the claim. In addition, the Company is responsible to reimburse Napster for its pro rata share of Napster’s legal expenses the amount of which is not currently known.
     To our knowledge, there are no other pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.
Item 1A. RISK FACTORS
     Not applicable.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 4, 2008 to: (i) elect the seven members of our board of directors, (ii) ratify the appointment of our independent registered public accountants for the fiscal year ending December 31, 2008, (iii) approve the adoption of The Orchard Enterprises, Inc’s 2008

Stock Plan and (iv) transact any such other business as may properly come before the meeting or any adjournment or postponement of the meeting.
     At the Annual Meeting, our stockholders elected the following directors to serve until our annual meeting of stockholders to be held in 2009:

		Number of
	Number of	Votes
Name	Votes Cast For	Withheld
David Altschul	6,279,428	53,359
Viet Dinh	6,279,428	53,359
Michael Donahue	6,279,428	53,359
Nathan Peck	6,279,428	53,359
Greg Scholl	6,278,762	54,025
Danny Stein	6,264,336	68,451
Joel Straka	6,279,428	53,359
     At the Annual Meeting, the stockholders also voted upon and approved the ratification of the appointment of Malcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Vote
6,281,857	10,010	40,920	0
     In addition at the Annual Meeting, the stockholders voted upon and approved the adoption of The Orchard Enterprises, Inc. 2008 Stock Plan:

For	Against	Abstain	Broker Non-Vote
4,956,572	274,521	11,256	1,090,438
     No other business came before the meeting.
     (d) Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Exhibit Description

2 .1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on October 10, 2007)

2 .2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 8, 2007)

3 .1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A filed on January 27, 2006)

3 .2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

3 .3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

3 .4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 6, 2008)

3 .5	Second Amended and Restated Bylaws of the Company dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

4 .1	Form of Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

4 .2	Form of Warrant to Purchase Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2006)

10 .1	The Company’s 2008 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

10 .2	Non-Executive Directors Compensation Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

10 .3	Registration Rights Agreement, dated as of November 13, 2007 among the Company and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)

10 .4	Form of Indemnification Agreement by and between Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)

10 .5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now the Company) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on September 29, 2005)

10 .6	Company’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2007)

10 .7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2007)

10 .8	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

10 .9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

Exhibit
Number	Exhibit Description

10 .10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

10 .11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

10 .12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .20	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2008)

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 .1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The Orchard Enterprises, Inc.
Date: August 14, 2008

/s/ Greg Scholl Greg Scholl
Chief Executive Officer

/s/ Nathan Fong Nathan Fong
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2 .1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on October 10, 2007)

2 .2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 8, 2007)

3 .1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A filed on January 27, 2006)

3 .2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

3 .3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

3 .4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 6, 2008)

3 .5	Second Amended and Restated Bylaws of the Company dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

4 .1	Form of Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

4 .2	Form of Warrant to Purchase Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2006)

10 .1	The Company’s 2008 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

10 .2	Non-Executive Directors Compensation Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

10 .3	Registration Rights Agreement, dated as of November 13, 2007 among the Company and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)

10 .4	Form of Indemnification Agreement by and between Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)

10 .5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now the Company) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on September 29, 2005)

10 .6	Company’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2007)

10 .7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2007)

10 .8	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 10, 2008)

10 .9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

Exhibit
Number	Exhibit Description

10 .10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

10 .11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)

10 .12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 31, 2008) †

10 .20	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2008)

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 .1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment granted for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.