Form 10-Q
period 2008-09-30
Orchard Enterprises, Inc.
filed 2008-11-12
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.01 per share, outstanding as of November 11, 2008 was 6,295,700.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007	2
Condensed Consolidated Statements of Cash Flow (unaudited) for the nine months ended September 30, 2008 and 2007	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T. Controls and Procedures	32
PART II OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	38
Exhibit Index	39

i

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,472,151	$10,636,618
Accounts receivable – net	12,161,392	7,635,526
Inventory	140,634	—
Royalty advances	3,301,013	3,508,417
Prepaid expenses and other current assets	1,149,885	440,141
Total current assets	20,225,075	22,220,702
Royalty advances, less current portion	2,174,345	1,257,803
Music and audio content – net	5,864,123	4,168,179
Property and equipment – net	1,303,208	1,045,755
Intangible assets – net	936,736	—
Goodwill	26,092,985	24,327,806
Other assets	500,196	74,434
Total Assets	$57,096,668	$53,094,679
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,198,592	$1,085,270
Accrued royalties	15,339,842	12,307,744
Accrued expenses	1,273,118	1,135,780
Deferred revenue	1,525,929	543,329
Total current liabilities	20,337,481	15,072,123
Commitments and Contingencies
Redeemable Preferred Stock:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated; 448,833 issued and outstanding; liquidation preference of $25,000,000	7,017,245	7,017,245
Stockholders’ Equity:
Preferred stock, $.01 par value – 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized; 6,295,700 and 6,155,127 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	62,957	61,551
Additional paid-in capital	55,710,880	55,050,780
Accumulated deficit	(26,041,937)	(24,093,210)
Accumulated other comprehensive income (loss)	10,042	(13,810)
Total stockholders’ equity	29,741,942	31,005,311
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$57,096,668	$53,094,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$14,624,068	$6,705,047	$41,182,368	$18,692,312
Cost of Revenues	9,975,959	4,901,875	29,438,304	13,515,662
Gross Profit	4,648,109	1,803,172	11,744,064	5,176,650
Operating Expenses	4,878,805	4,771,342	14,024,850	9,930,208
Loss From Operations	(230,696)	(2,968,170)	(2,280,786)	(4,753,558)
Other Income (Expense):
Interest income	21,846	—	162,774	—
Interest expense to related party	—	(10,107)	—	(416,980)
Loss from disposal of property and equipment	—	—	(21,767)	—
Other income	150,000	—	191,052	—
Total Other Income (Expense)	171,846	(10,107)	332,059	(416,980)
Net Loss	$(58,850)	$(2,978,277)	$(1,948,727)	$(5,170,538)
Loss per share – basic and diluted	$(0.01)	$(1.13)	$(0.31)	$(3.12)
Weighted average shares outstanding – basic and diluted	6,296,170	2,627,211	6,262,004	1,658,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,948,727)	$(5,170,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,016,368	200,169
Bad debt expense	202,735	180,000
Loss on disposition and write downs of property and equipment	21,767	—
Share-based compensation	661,506	1,447,148
Changes in operating assets and liabilities:
Accounts receivable	(3,728,601)	(1,840,294)
Royalty advances	609,862	(849,956)
Inventory	4,366	—
Prepaid expenses and other current assets	(709,744)	(43,334)
Other assets	(9,096)	(1,297,212)
Accounts payable	88,322	288,245
Accrued royalties	3,032,098	2,503,188
Accrued expenses	137,338	802,744
Due to affiliated entities	—	(46,286)
Deferred revenue	982,600	224,747
Accrued interest payable to a related party	—	416,980
Net cash provided by (used in) operating activities	360,794	(3,184,399)
Cash Flows From Investing Activities:
Purchases of property and equipment	(617,268)	(405,686)
Issuance of loan receivable	(416,666)	—
Acquisition of TVT assets	(6,029,388)	—
Additional purchase associated with Digital Music Group, Inc	(485,791)	—
Net cash used in investing activities	(7,549,113)	(405,686)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt to a related party	—	4,950,000
Net cash provided by financing activities	—	4,950,000
Effect of Exchange Rate Changes on Cash and Cash Equivalents	23,852	(1,289)
(Decrease) Increase in Cash and Cash Equivalents	(7,164,467)	1,358,626
Cash and Cash Equivalents – Beginning of period	10,636,618	1,675,889
Cash and Cash Equivalents – End of period	$3,472,151	$3,034,515
Supplemental Disclosures of Cash Flow Information:
Issuance of preferred stock upon conversion of convertible debt payable to related party	$—	$11,550,000
Additional contribution of capital by related party upon forgiveness of accrued interest payable	$—	$1,642,945
Interest paid	$—	$188,652

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2. Liquidity and Capital Resources

Historically, the Company has incurred losses and negative cash flows from operations since its inception. The Company incurred net losses of ($58,850) and ($1,948,727) for the three and nine months ended September 30, 2008, respectively. Prior to the Merger, the Company received cash advances in the form of convertible debt (later converted to equity) from Dimensional Associates, LLC (“Dimensional”) a private group of investors to fund losses and operate the business. However, subsequent to the Merger, no such cash advances have been received from Dimensional, nor are any expected to be made in the future. Management believes that the Company has sufficient resources from cash balances on hand and cash flow to be generated

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Liquidity and Capital Resources  – (continued)

from operations to fund its net cash requirements for the next 12 months. The Company is also in the process of securing a source of financing in order to fund the Company’s working capital requirements for further growth.

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

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	For the Three and Nine Months Ended September 30,
	2008	2007
Series A Preferred Stock	1,494,614	—
Stock options	568,380	—
Warrants	91,000	—
Total	2,153,994	—

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition- related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity (deficit). The Company would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, The Emerging Issues Task Force (“EITF”) of FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating whether this EITF would apply to the Company’s redeemable preferred stock.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in Market That is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Management has determined at this time that this pronouncement does not apply to any of its transactions.

4. Business Combinations

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

The composition of the purchase price consideration is as follows:

Fair value of the DMGI common stock outstanding	$38,502,198
Fair value of DMGI stock options and warrants	42,796
Direct merger-related costs	2,565,677
Total purchase price consideration	$41,110,671

As of November 13, 2007, the closing date of the Merger, and after giving effect to a one for three reverse stock split of DMGI’s common stock that took effect on November 14, 2007, DMGI had 3,021,202 shares of common stock outstanding. The fair value of DMGI common stock used in determining the purchase price was $12.74 per share, after giving effect to the one for three reverse stock split of DMGI’s common stock, based on its average closing price on NASDAQ for the two days prior to through the two days subsequent to the merger announcement date of July 11, 2007. The final estimated fair value of the DMGI stock options and warrants was determined using the Trinomial Lattice Model based on the number and terms of DMGI stock options and warrants outstanding on the closing date of the Merger. The Company’s merger-related costs include approximately $2,100,000 in legal, accounting and other direct costs and approximately $465,000 in employee termination, relocation, lease cancellation and other costs to be incurred with integrating and consolidating the merged operations.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Business Combinations  – (continued)

The adjustments and methodology used in allocating the purchase consideration related to DMGI and in the preparation of the unaudited pro forma combined information presented below are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available.

The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and assumed liabilities of DMGI is as follows:

Cash and cash equivalents	$11,234,022
Accounts receivable	1,649,348
Royalty advances	1,727,447
Other current assets	166,507
Property and equipment	261,853
Digital distribution agreements	1,510,123
Digital rights	1,938,030
Master recordings	654,404
Goodwill	24,813,597
Other assets	21,051
Accounts payable	(107,080)
Accrued royalties	(2,181,933)
Accrued expenses	(487,394)
Deferred revenue	(89,304)
Total net assets acquired	$41,110,671

Unaudited pro forma combined financial information is presented below as if the Merger occurred as of January 1, 2007. The results have been adjusted to account for the amortization of property and equipment, digital distribution agreements, digital rights, and master recordings. The pro forma financial information presented below does not purport to present what actual results would have been if the Merger had occurred at such date, nor does the information project results for any future period. The unaudited pro forma combined financial information for the nine months ended September 30, 2007 is as follows:

Revenues	$28,319,324
Net loss	$(6,754,494)
Loss per share – basic and diluted	$(1.13)
Weighted average shares outstanding – basic and diluted	5,997,444

On July 3, 2008, the Company acquired substantially all of the assets of TeeVee Toons, Inc. and/or its affiliates’ (“TVT Records”) record label business operations from bankruptcy, including but not limited to, masters, artists’ agreements, certain inventory, accounts receivable and a real property lease (the “Assets”) and assumed certain liabilities of TVT Records related to the Assets that the Company elected to acquire. The aggregate purchase price for the Assets was $5,050,000 (subject to reduction).

The transaction has been accounted for as a business combination using the purchase method of accounting as required by SFAS 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of TVT Records based on their estimated fair values as of the closing date of the acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Business Combinations  – (continued)

The composition of the purchase price consideration is as follows:

Fair value of the assets of TVT Records	$5,050,000
Direct acquisition-related costs	979,388
Total purchase price consideration	$6,029,388

The Company’s acquisition-related costs include approximately $980,000 in direct costs for legal and other professional fees.

The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and assumed liabilities of TVT Records is as follows:

Accounts receivable	$1,000,000
Royalty advances	1,319,000
Inventory	145,000
Intangible asset – assumed lease	700,000
Digital distribution agreements	2,262,500
Master recordings	82,500
Goodwill	1,279,388
Intangible asset – corporate trade names	266,000
Accounts payable	(1,025,000)
Total net assets acquired	$6,029,388

Unaudited pro forma combined financial information is presented below as if the acquisition occurred as of January 1, 2007. The results have been adjusted to account for the amortization of assumed lease, digital distribution agreements, master recordings and intangible assets. The pro forma financial information presented below does not purport to present what actual results would have been if the acquisition had occurred at such date, nor does the information project results for any future period. The unaudited pro forma combined financial information for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007
Revenues	$44,616,349	$29,777,022
Net loss	$(3,880,433)	$(13,392,593)
Loss per share – basic and diluted	$(0.62)	$(2.23)
Weighted average shares outstanding – basic and diluted	6,262,004	5,997,444

5. Inventory

Inventory consists of, cassettes, CD’s, vinyl, finished CD’s and component parts totaling $140,634 and $0 at September 30, 2008 and December 31, 2007, respectively.

6. Royalty Advances

The Company has the exclusive right to distribute certain music and video content in certain geographic areas pursuant to short-term and long-term agreements with the content owners. These distribution agreements primarily have initial terms ranging from three to ten years and, in certain cases, grant the Company the right to extend the agreement for an additional term. Pursuant to certain of these agreements, generally those with longer or more favorable terms, the Company has paid royalty advances that are to be recouped from the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Royalty Advances  – (continued)

content owners’ share of future revenues. Royalty advances that management estimates are reasonably likely to be recouped through revenues over the next 12 months are classified as a current asset in the accompanying balance sheets.

Royalty advances comprise the following:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$4,766,220	$768,862
Royalty advances paid to content owners	3,031,888	4,874,184
Purchased from TVT Records	1,319,000	—
Acquired in Merger with Digital Music Group, Inc.	—	1,727,447
Less, recoupment of royalty advances	(3,641,750)	(2,604,273)
Balance, end of period	5,475,358	4,766,220
Less: current portion of royalty advances	3,301,013	3,508,417
Long-term portion of royalty advances	$2,174,345	$1,257,803

7. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	September 30, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	6.19	$3,909,545	$(502,257)	$3,407,288	$1,646,269	$(48,921)	$1,597,348
Digital rights	9.17	1,938,030	(161,503)	1,776,527	1,938,030	(16,150)	1,921,880
Master recordings	9.23	736,904	(56,596)	680,308	654,404	(5,453)	648,951
Total Music and audio content		$6,584,479	$(720,356)	$5,864,123	$4,238,703	$(70,524)	$4,168,179

Amortization expense was $259,624 and $1,173 for the three months ended September 30, 2008 and 2007, and $649,832 and $3,521 for the nine months ended September 30, 2008 and 2007, respectively.

8. Assumed Intangible Assets

Intangible assets consists of the following:

	Weighted Average Remaining Amortization Period (Years)	September 30, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	7.75	$700,000	$(21,875)	$678,125	—	—	—
Corporate trade name	8.75	266,000	(7,389)	258,611	$—	$—	$—
Total Intangible assets		$966,000	$(29,264)	$936,736	$—	$—	$—

Amortization expense was $29,264 and $0 for the three months ended September 30, 2008 and 2007, and $29,264 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

9. Loan Receivable

The Company issued a loan receivable in the amount of $500,000 in July 2008 which is included in other assets. The loan receivable earns interest at prime per annum and is repayable on a quarterly basis of

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Loan Receivable  – (continued)

$83,334 of principal only. Interest is accrued and repayable at the end of the term of the loan which is 2010. The Company has recorded $4,653 as interest income related to this loan.

10. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Preferred Stock of which 448,833 shares were considered issued and outstanding as of September 30, 2008. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at an effective per share conversion price of $55.70 (equivalent to $16.72 per share of common stock), and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

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

11. Stockholders’ Equity

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

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of September 30, 2008, there were 2,153,994 shares of common stock reserved for the issuance of stock options, warrants and the conversion of the Series A Preferred Stock.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of common stock at an exercise price of $36.56. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. The awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of Company common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of September 30, 2008 and December 31, 2007.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan, which amended the Company’s 2005 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants. The Compensation Committee of the Company’s Board of Directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Company’s 2008 Stock Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the Plan which established the number and terms of such grants. The Plan, as adopted by the stockholders, does not provide for annual stock option grants to non-employee directors. As of September 30, 2008, there were 1,000,000 shares of common stock that have been issued or are reserved for issuance under the Plan.

Effective upon the adoption of the Plan by the stockholders, the Board of Directors of the Company adopted a revised Non-Executive Director’s Compensation Program which, among other things, grants an annual restricted stock award and annual stock options to non-employee directors in consideration of their service on the Board of Directors.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock options awards for the nine months ended September 30, 2008:

Risk-free rate of return	3.00%
Expected volatility	56.76%
Expected life	4.64 years
Expected dividend yield	0.00%
Exit rate post-vesting	19.9%
Exit rate pre-vesting	15.9%

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

the expected option terms. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, Share-Based Payment, to estimate the expected term of employee stock options.

A summary of stock option activity under the Plan during 2008 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)
Outstanding as of January 1, 2008	265,890	$12.62	6.90
Granted	415,695	5.25	6.96
Exercised	—
Forfeited or expired	(113,205)	20.52
Outstanding as of September 30, 2008	568,380	$6.12	6.99
Exercisable as of September 30, 2008	110,129	$7.55	7.28

The weighted average grant date estimated fair value of stock options granted by the Company for the nine months ended September 30, 2008 is $1.01 per option.

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

Restricted Stock Awards	Number of Shares of Restricted Stock	Weighted Average Grant Date Price
Non-vested restricted stock as of January 1, 2008	113,332	$7.33
Granted	183,081	6.18
Vested	(37,140)	6.21
Cancelled	(42,500)
Forfeited or expired	—
Non-vested restricted stock as of September 30, 2008	216,773	$6.60

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of September 30, 2008, the Company has $1,523,842 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.01 years. The Company recognized compensation expense of $661,506 and $0 for the nine months ended September 30, 2008 and 2007, respectively, related to the issuance of stock options and restricted stock under the Plan.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles the recipient to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Trinomial Lattice Model. On September 10 2008, we granted 47,500 SARs at 100% of the fair value of the Company’s common stock with a weighted-average grant price of $0.68 per SAR to a consultant for the performance of specific services. The SARs granted in 2008 vest ratably over four years following the date of grant and expire 7 years from the grant date. At September 30, 2008, the liability associated with our SARs recorded in accrued expenses approximated $1,713.

On the first day of each year, the shares available under the Plan are increased by the lesser of (i) 250,000 shares, (ii) 5% of the number of shares of common stock outstanding on such date, and (iii) an

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

amount determined by the Company’s Board of Directors. As of September 30, 2008, a total of 123,541 shares remained available for grant under the Plan.

12. Related-party Transactions

Operating Lease With Affiliate — In April 2006, the Company began utilizing space subleased by eMusic, an entity controlled by Dimensional, with no formal sublease agreement in place. The Company paid the lessee directly for the space utilized. In August 2007, the sublease to this space was assigned by eMusic to the Company and, accordingly, there is no related party expense for the three and nine months ended September 30, 2008 under this arrangement. The Company incurred $8,291 and $177,516 of expense for the three and nine months ended September 30, 2007 related to this arrangement. The lease expires in January 2009.

Legal Costs — The Company has engaged several outside legal firms to represent its general business interests. One such firm employs a family member of one of the senior executives of Dimensional who also is a member of the Company’s Board of Directors. Amounts included in operating expenses in connection with the services performed by this legal firm were $58,874 and $0 for the three months and $258,889 and $2,263 for the nine months ended September 30, 2008 and 2007, respectively.

Additionally, in July of 2008, the Company engaged an employee of eMusic to perform legal services on behalf of the Company in connection with the acquisition of certain assets from TVT. The amounts paid for these services were $100,000 and $0 for the three months and $100,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,100,784 and $772,441 for the three months and $3,450,972 and $2,089,264 for the nine months September 30, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,112,239 and $1,075,602 at September 30, 2008 and December 31, 2007, respectively.

The Company has distribution agreements with certain labels whereby it has agreed to forego distribution fees to the label or artist for sales by eMusic. For the three months ended September 30, 2008 and 2007, the Company received revenues of $143,403 and $175,185 and for the nine months ended September 30, 2008 and 2007, the Company received revenues of $594,557 and $555,884, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

Revenue Sharing Agreement With CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $1,225 and $16,296 for the three months and $31,933 and $32,274 for the nine months ended September 30, 2008 and 2007, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying condensed consolidated statements of operations.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Commitments and Contingencies

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

On December 15, 2006, MCS Music America, Inc., on behalf of itself and other publishers, brought an action for copyright infringement against Napster, Inc., one of the Company’s digital music stores. MCS alleged that compositions included in 338 sound recordings made available to Napster as part of its subscription service and free Napster infringed on copyrights owned by MCS. 16 of the 338 sound recordings were licensed to Napster by the Company pursuant to the Content Agreement dated August 26, 2004. On July 10, 2008, MCS and Napster settled the claim.

Under the terms of the Content Agreement, the Company indemnified Napster for damages, including legal fees, incurred by Napster for any copyright infringement related to the content being licensed from the Company. The Company’s liability is estimated to be between $60,000 and $120,000 in settlement of this claim and legal fees. The Company recognized $60,000 of expense related to this matter as of September 30, 2008.

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

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to, without limitation, our future financial performance, plans and objectives for future operations and projections of revenue and other financial items and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;
•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix;
•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution, and revenue growth from higher margin owned and controlled content;
•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;
•	Our ability to continue to acquire digital rights and market our value-added services to content owners;
•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;
•	Distribution of our music and video content;
•	Music and video piracy;
•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution;
•	The effects of the business combination of The Orchard Enterprises, Inc. (a Delaware corporation formerly known as Digital Music Group, Inc.) and Orchard Enterprises NY, Inc. (a New York corporation formerly known as The Orchard Enterprises Inc.);
•	Our ability to integrate the assets acquired from TeeVee Toons, Inc. and/or its affiliates into our ongoing business.

You should not place undue reliance on these forward looking statements, which are based on our reasonable assumptions at the time made, we can give not assurances that such expectations will be achieved. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

On June 26, 2008, the United States Bankruptcy Court of the Southern District of New York (“the Bankruptcy Court”) entered an order that, among other things, approved the sale of substantially all of the assets of TeeVeeToons, Inc. — debtor in possession (“TVT Records”) to the Company pursuant to the terms and conditions of the form of asset purchase agreement provided to the Bankruptcy Court. On July 3, 2008 the Company and TVT Records entered into a definitive purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company (i) acquired substantially all of the assets of TVT Records’ record label business operations including, but not limited to, masters, artists’ agreements, certain inventory, accounts receivable and a real property lease and (ii) assumed certain liabilities of TVT Records related to the Assets that the Company elected to acquire. For accounting purposes, the asset purchase was treated as a business combination. The results of operations from the TVT acquisition are included in the Company’s condensed consolidated financial results beginning July 3, 2008.

Business

We are a global leader in digital media services, currently controlling and distributing approximately 1,300,000 music and other audio recordings, or tracks, and over 5,000 hours of video programming through hundreds of digital stores (e.g., iTunes, eMusic, Google, Netflix, V CAST) and mobile carriers (e.g., Verizon

Wireless, Vodafone, Bell Canada, Moderati, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at the online stores and through innovative marketing and promotional campaigns; branded entertainment programs; and film, advertising, gaming and television licensing, among other services.

Significant Customers

Since inception through September 30, 2008, our revenue has been derived primarily from the distribution of digital music content. Two customers, Apple iTunes, or iTunes, and eMusic.com, or eMusic (which is controlled by our majority shareholder), account for a significant portion of our total revenues and related accounts receivable. For the nine months ended September 30, 2008 and 2007, iTunes represented 55% and 54% of total revenues and eMusic represented 8% and 11% of total revenues, respectively. Accounts receivable from iTunes were 25% and 34% of total accounts receivable at September 30, 2008 and December 31, 2007, respectively. Accounts receivable from eMusic were 9% and 14% of total accounts receivable at September 30, 2008 and December 31, 2007, respectively.

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

Combined revenue from digital downloads and subscription fees comprised approximately 79% and 81% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Approximately 11% and 6% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively, was derived from mobile services.

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

In connection with the allocation of the purchase price to the assets we were deemed to have acquired from DMGI for accounting purposes, we established an asset called Digital Distribution Agreements, which is a component of “Music and Audio Content,” to reflect the estimated fair market value of DMGI’s license agreements at the Merger date. The Company also acquired Digital Distribution Agreements in conjunction with its acquisition of certain assets of TVT Records, which was added to the existing Music and Audio Content pool. We are amortizing these assets to cost of revenues over the term of the related agreements.

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

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during the three and nine months ended September 30, 2008 and 2007.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. During the three and nine months ended September 30, 2008 and 2007, revenues from physical sales were not significant.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues and cost from shipping and handling were not significant for the three and nine months ended September 30, 2008 and 2007.

Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable generally consists of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectability of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $630,000 at September 30, 2008 and $427,000 at December 31, 2007.

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

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI as a result of the Merger and TVT as a result of our TVT acquisition. We will review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective for our company beginning January 1, 2008, except with respect to our non-financial assets for which the effective date is January 1, 2009. The adoption of SFAS 157 with respect to our financial assets and liabilities did not have a material effect on our condensed consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for our company as of the beginning of fiscal year 2009. The adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, The Emerging Issues Task Force (“EITF”) of FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating whether this EITF would apply to the Company’s redeemable preferred stock.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in Market That is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Management has determined at this time that this pronouncement does not apply to any of its transactions.

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

Operating expenses.  Our operating expenses include all costs associated with general and administrative expenses, sales and marketing and product development in order to operate the business. These expenses increased in each of the past three fiscal years and relatively quarter over quarter as we added additional personnel dedicated to expanding our operations and broadening our product and service offerings.

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

	For the Three Months Ended September 30,
	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$14,624,068	100%	$6,705,047	100%
Cost of revenues	9,975,959	68%	4,901,875	73%
Gross profit	4,648,109	32%	1,803,172	27%
Operating expenses	4,878,805	33%	4,771,342	71%
Other income (expense)	171,846	1%	(10,107)	0%
Net loss	$(58,850)	0%	$(2,978,277)	(44)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$9,009,749	61.6%	$4,049,045	60.4%
Subscriptions(1)	2,129,238	14.6%	1,232,709	18.4%
Mobile services	1,810,088	12.4%	775,018	11.6%
Other	1,674,993	11.4%	648,275	9.6%
Total	$14,624,068	100%	$6,705,047	100%
Average number of music recordings available for downloading during the period	1,219,415		706,123
Number of music recordings available for downloading at the end of the period	1,271,650		741,396
Number of paid downloads during the period	12,477,149		5,362,281

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority stockholder) of $1,100,784 and $772,441 for the three months ended September 30, 2008 and 2007, respectively.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

Revenues.  Revenues increased to approximately $14.6 million for the three months ended September 30, 2008 from approximately $6.7 million for the three months ended September 30, 2007. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $11.1 million for the three months ended September 30, 2008 from approximately $5.3 million for the three months ended September 30, 2007, primarily as a result of the increase in paid downloads, as well as the increase in the number of recordings available for download as a result of the combined operations following the Merger. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale, which increase resulted from organic growth and the effects of the Merger. The increase in paid downloads is also in part due to a more efficient distribution process, which resulted in part from launch of our proprietary V.E.C.T.O.R.TM system in 2007. Digital revenue in 2008 includes approximately $0.7 million from TVT. Revenue from mobile distribution increased to approximately $1.8 million for the three months ended September 30, 2008 from approximately $0.8 million for the three months ended September 30, 2007, as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends, as well as the impact of the Merger. Mobile revenue in 2008 includes approximately $0.3 million from TVT. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as fees charged to non-retail clients and service fees charged to digital music retailers, increased to approximately $1.7 million for the three months ended September 30, 2008 from approximately

$0.6 million for the three months ended September 30, 2007, primarily due to greater exploitation of digital assets. Other revenue in 2008 includes approximately $0.2 million from TVT.

Cost of revenues.  Our cost of revenues increased to approximately $10.0 million for the three months ended September 30, 2008 from approximately $4.9 million for the three months ended September 30, 2007. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $9.6 million for the three months ended September 30, 2008 from approximately $4.7 million for the three months ended September 30, 2007, which increase is primarily related to the increase in overall revenues, which includes the impact of the Merger. During the three months ended September 30, 2008 and 2007, our royalties paid to artists, labels and other content owners and other costs from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 65% and 70% of revenues, respectively. Other costs of revenues increased to approximately $0.4 million for the three months ended September 30, 2008, compared with $0.2 million for the three months ended September 30, 2007. Gross profit margin increased to 31.8% of revenues for the three months ended September 30, 2008 from 26.9% of revenues for the three months ended September 30, 2007, predominately because of the higher percentage of total revenue earned in the three months ended September 2008 from higher profit margin areas such as fees charged to non-retail clients and service fees charged to digital music retailers as well as the higher margins associated with the sale of TVT owned content.

Operating expenses.  The following table sets forth the individual components of our operating expenses for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,316,549	47%	$3,070,709	64%
Professional fees	1,222,002	25%	831,514	17%
Office expenses	677,549	14%	268,460	6%
Travel expenses	224,929	5%	223,982	5%
Marketing	238,331	5%	81,306	2%
Other expenses	199,445	4%	295,371	6%
	$4,878,805	100%	$4,771,342	100%

Operating expenses increased approximately $0.1 million to $4.9 million for the three months ended September 30, 2008 from $4.8 million for the three months ended September 30, 2007. Personnel-related expenses decreased due to additional compensation charges incurred in the comparative period of 2007 related to the issuance of common stock to founders as a result of the conversion of the Company’s convertible debt. Professional fees increased in the three months ended September 30, 2008 compared to 2007 as a result of costs associated with being a public company including accounting and legal expenses and directors fees, which costs and fees were not applicable for the three months ended September 30, 2007.

Other income and expense.  For the three months ended September 30, 2008, we had interest income of approximately $0.01 million on cash included in the DMGI assets acquired as a result of the Merger. In addition the Company recognized $0.2 million of other income related to the sale of an acquired artist purchased as part of the TVT asset purchase agreement. We had no other income for the same period in 2007. We had no interest expense for the three months ended September 30, 2008, compared with approximately $0.01 million for the three months ended September 30, 2007 attributable to interest payable to Dimensional (our majority stockholder) on outstanding convertible debt, which has since been converted.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Nine Months Ended September 30,
	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenue	$41,182,368	100%	$18,692,312	100%
Cost of revenues	29,438,304	71%	13,515,662	72%
Gross profit	11,744,064	29%	5,176,650	28%
Operating expenses	14,024,850	34%	9,930,208	53%
Other income (expense)	332,059	1%	(416,980)	(2)%
Net loss	$(1,948,727)	(6)%	$(5,170,538)	(27)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$26,260,030	63.8%	$11,061,402	59.2%
Subscriptions(1)	5,915,132	14.4%	3,481,776	18.6%
Mobile services	4,599,759	11.2%	1,758,689	9.4%
Other	4,407,447	10.6%	2,390,445	12.8%
Total	$41,182,368	100%	$18,692,312	100%
Average number of music recordings available for downloading during the period	1,184,517		628,887
Number of music recordings available for downloading at the end of the period	1,271,650		741,396
Number of paid downloads during the period	35,892,567		14,787,816

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority stockholder) of $3,484,820 and $2,089,264 for the nine months ended September 30, 2008 and 2007, respectively.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

Revenues. Revenues increased to approximately $41.2 million for the nine months ended September 30, 2008 from approximately $18.7 million for the nine months ended September 30, 2007. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $32.2 million for the nine months ended September 30, 2008 from approximately $14.5 million for the nine months ended September 30, 2007, primarily as a result of the increase in paid downloads, as well as the increase in the number of recordings available for download as a result of the combined operations following the Merger. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale, which increase resulted from organic growth and the effects of the Merger. The increase in paid downloads is also in part due to a more efficient distribution process, which resulted in part from launch of our proprietary V.E.C.T.O.R.TM system in 2007. Digital revenue in 2008 includes approximately $0.7 million from TVT. Revenue from mobile distribution increased to approximately $4.6 million for the nine months ended September 30, 2008 from approximately $1.8 million for the nine months ended September 30, 2007, as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends, as well as the impact of the Merger. Mobile revenue in 2008 includes approximately $0.3 million from TVT. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as fees charged to non-retail clients and service fees charged to digital music retailers, increased to approximately $4.4 million for the nine months ended September 30, 2008 from approximately $2.4 million for the nine months ended September 30, 2007. This increase was primarily due to a one-time bonus from one of our retail partners received in recognition of our assistance in the success of its business and, due to organic growth and the effects of the Merger. Other revenue in 2008 includes approximately $0.2 million from TVT.

Cost of revenues.  Our cost of revenues increased to approximately $29.4 million for the nine months ended September 30, 2008 from approximately $13.5 million for the nine months ended September 30, 2007. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $28.4 million for the nine months ended September 30, 2008 from approximately $12.6 million for the nine months ended September 30, 2007, which increase is primarily related to the increase in overall revenues, which includes the impact of the Merger. During the nine months ended September 30, 2008 and 2007, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 69% and 67% of revenues, respectively. Other costs of revenues increased to approximately $1.0 million for the nine months ended September 30, 2008 from $0.9 million the nine months ended September 30, 2007. Gross profit margin increased to 28.5% of revenues for the nine months ended September 30, 2008 from 27.7% of revenues for the nine months ended September 30, 2008, predominantly because of the higher percentage of total revenue earned in the nine months of 2007 from higher profit margin areas such as fees charged to non-retail clients and service fees charged to digital music retailers and the higher margins associated with the sale of TVT owned content.

Operating expenses.  The following table sets forth the individual components of our operating expenses for the three months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$6,809,041	49%	$6,005,700	60%
Professional fees	3,505,717	25%	1,731,746	17%
Office expenses	1,942,839	14%	785,598	8%
Travel expenses	780,296	6%	692,799	7%
Marketing	591,147	4%	355,843	4%
Other expenses	395,810	2%	358,522	4%
	$14,024,850	100%	$9,930,208	100%

Operating expenses increased to approximately $14.0 million for the nine months ended September 30, 2008, from approximately $9.9 million for the nine months ended September 30, 2007. Personnel-related expenses increased due to selected increases in staffing in order to provide operational, technology and artist and label client services as we continue to grow and also, staff investments in new business areas such as brand entertainment which we do not expect to become material revenue sources until later in 2009 but view strategically as critical and margin-accretive growth areas; as well as corresponding travel and office expenses. In addition to costs associated with salary and benefits, we also incurred share-based compensation in the nine months ended September 30, 2008 that were not applicable for the nine months ended September 30, 2007. Professional fees increased in the nine months ended September 30, 2008 compared to 2007 as a result of costs associated with being a public company including accounting and legal expenses and directors fees, which costs and fees were not applicable for the nine months ended September 30, 2007. Other operating expenses increased for the nine months ended September 30, 2008 compared to 2007 primarily as a result of an increase in reserve for bad debts.

Other income and expense.  For the nine months ended September 30, 2008, we had interest income of approximately $0.2 million on cash included in the DMGI assets acquired as a result of the Merger. We had no other income for the same period in 2007. We had no interest expense for the nine months ended September 30, 2008, compared with approximately $0.4 million for the nine months ended September 30, 2007 attributable to interest payable to Dimensional (our majority stockholder) on outstanding convertible debt, which has since been converted. In addition the Company recognized $0.2 million of other income in 2008 related to the sale of an acquired artist purchased as part of the TVT asset purchase agreement.

Liquidity and Capital Resources

We have incurred net losses of approximately $1.9 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively. Prior to the Merger, we received cash advances in the form of convertible debt (later converted to equity) from Dimensional to fund losses and operate the business. However, subsequent to the Merger, no such cash advances have been received from Dimensional, nor are any expected to be made in the future. At September 30, 2008, we had approximately $3.5 million in cash and cash equivalents. Management believes that the Company has sufficient resources from cash balances on hand and cash flow to be generated from operations to fund its net cash requirements for the next 12 months. The Company is also in the process of securing a source of financing in order to fund the Company’s working capital requirements for further growth.

Cash Flows for the Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Net cash provided by operations for the nine months ended September 30, 2008 was approximately $0.3 million. The reconciliation of net loss of approximately $1.9 million to net cash provided by operations for the nine months ended September 30, 2008 included non-cash charges for depreciation and amortization of approximately $1.0 million, bad debt expense of approximately $0.2 million and share-based compensation of approximately $0.7 million. As a result of our increase in revenues, our corresponding accounts receivable increased by approximately $3.7 million whereas our royalty payable increased by $3.0 million for the period ended September 30, 2008. Similarly, deferred revenue increased $1.0 million. Additionally, as a result of our content acquisition strategy, we generated approximately $0.6 million net cash for royalty advances on previously secured music and audio content rights.

Net cash used in operations for the nine months ended September 30, 2007 was approximately $3.2 million. The reconciliation of net loss of approximately $5.2 million to net cash used in operations for the nine months ended September 30, 2007 included non-cash charges for depreciation and amortization of approximately $0.2 million, and an increase in bad debt expense of approximately $0.2 million. These non-cash charges were offset by reduced working capital requirements of approximately $2.4 million, primarily because accounts receivable coupled with costs associated with the DMGI Merger increased at a faster rate than accrued royalties as our business continued to expand in 2007.

Our investing activities resulted in a net cash outflow of approximately $7.5 million for the nine months ended September 30, 2008 as a result of professional fees and other expenditures that increased goodwill associated with the Merger of $0.5 million, expenditures to purchase property and equipment of $0.6 million, the costs associated with the acquisition of certain TVT assets of $6.0 million and the issuance of a loan receivable for $0.4 million. For the nine months ended September 30, 2007, investing activities resulted in a net cash outflow of approximately $0.4 million to purchase property and equipment. The property and equipment additions for both the nine months ended September 30, 2008 and 2007 were primarily due to the increase in headcount as our business continued to grow and for designing, developing and implementing our V.E.C.T.O.RTM direct digital delivery system, which we launched in 2007.

Cash provided from financing activities for the nine months ended September 30, 2008 and 2007 was $0 and approximately $5.0 million, respectively. In 2007, such amount reflects the proceeds from the issuance of additional convertible debt to Dimensional for cash advances received during the first nine months of 2007.

As of September 30, 2008, we had cash and cash equivalents of approximately $3.5 million and working capital deficit of approximately $0.1 million, compared to cash and cash equivalents of approximately $10.6 million and working capital of approximately $7.1 million at December 31, 2007. The decrease in cash and cash equivalents is primarily attributed to the acquisition of TVT. The decrease in working capital is primarily attributed to the acquisition of TVT. In the fourth quarter, we expect to utilize cash and cash equivalents to fund operations, acquire additional digital rights to music catalogs and make additions to property and equipment. We are also in the process of securing a source of financing in order to fund working capital requirements for further growth. There can be no assurance that the Company will be able to secure such funding. As discussed above, subsequent to September 30, 2008, we acquired substantially all of the assets of TVT Records.

Description of Indebtedness

As of September 30, 2008, we had no debt. The following discussion relates to debt outstanding in 2007 prior to the Merger.

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

At September 30, 2008, we had 448,833 shares of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.3 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

As of September 30, 2008, we had no outstanding convertible debt owed to Dimensional.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 54% of our voting common stock on a fully diluted basis as of September 30, 2008. Dimensional is also the controlling stockholder of eMusic, which provides digital music distribution services to us under a Digital Music

Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. This agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, we are entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,100,784 and $772,441 for the three months ended September 30, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,112,239 and $1,075,602 at September 30, 2008 and December 31, 2007, respectively. We also have distribution agreements with certain labels whereby we have agreed to forego distribution fees to the label or artist for sales by eMusic. For the nine months ended September 30, 2008 and 2007, we received revenues of $594,557 and $555,884 respectively, from eMusic relating to such agreements. We recorded these amounts in revenues with an equal amount recorded in cost of revenues.

For information relating to other related party transactions, see Note 12 to our condensed consolidated financial statements appearing elsewhere in this quarterly report.

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

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations. Such conclusion is based on the additional analyses and other post-closing procedures performed to ensure that our condensed, consolidated financial statements contained in this quarterly report were prepared in accordance with U.S. GAAP and applicable SEC regulations.

In connection with the audit of our 2007 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which is due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our internal control over financial reporting. During 2008, the Company has developed and implemented the following actions to address and remediate these significant deficiencies:

•	Lack of Formal Written Policies and Procedures in the Financial Accounting Area — We have engaged a reputable CPA firm with extensive experience in Sarbanes-Oxley Section 404 implementation to assist us in the identification and documentation of key controls for each of our key financial reporting processes. In connection with our Sarbanes-Oxley Section 404 Implementation Project, key policies and procedures have been formalized and documented in the form of process narratives; and they have been properly discussed with and disseminated to our accounting staff.

•	Lack of Appropriate Resources to Manage the Financial Close and Handle Accounting for Complex Transactions — We have hired an Assistant Controller with the necessary experience to support the financial reporting process, and have refined the roles and responsibilities of our accounting staff and realigned their work flow to ensure proper monitoring review and supervision. We have also updated the respective skill set of our accounting staff as we solidified the leadership of our finance and accounting department. In connection with our Sarbanes 404 Implementation Project, our accounting staff has been specifically trained to ensure the timely completion of our key control activities.
•	Lack of Sophisticated Financial Reporting Systems — We have replaced our accounting system and successfully implemented Great Plains to help strengthen the integrity and timeliness of our financial reporting process.
•	Lack of a Formalized Disaster Recovery Plan — We have formalized our strategic plan on Disaster Recovery (DR) and it has been recently approved by our Board of Directors. As developed, the draft DR Plan will be tested for its operating effectiveness during the fourth quarter.

The Company will continue to implement controls and procedures to remediate its identified deficiencies. Management expects to complete all of its remediation efforts before December 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 15, 2006, MCS Music America, Inc., on behalf of itself and other publishers, brought an action for copyright infringement against Napster, Inc., one of the Company’s digital music stores. MCS alleged that compositions included in 338 sound recordings made available to Napster as part of its subscription service and free Napster infringed on copyrights owned by MCS. 16 of the 338 sound recordings were licensed to Napster by the Company pursuant to the Content Agreement dated August 26, 2004. On July 10, 2008, MCS and Napster settled the claim.

Under the terms of the Content Agreement, the Company indemnified Napster for damages, including legal fees, incurred by Napster for any copyright infringement related to the content being licensed from the Company. The Company’s liability is estimated to be between $60,000 and $120,000 in settlement of this claim and legal fees.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Company dated September 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
4.1	Form of Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
4.2	Form of Warrant to Purchase Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2006)
10.1	The Company’s 2008 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
10.2	Non-Executive Directors Compensation Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
10.3	Registration Rights Agreement, dated as of November 13, 2007 among the Company and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)
10.4	Form of Indemnification Agreement by and between Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)
10.5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now the Company) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on September 29, 2005)
10.6	Company’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2007)
10 .7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2007)

Exhibit Number	Exhibit Description
10.8	Amended and Restated Employment Agreement dated September 9, 2008 between Nathan Fong and Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
10.9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.20	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2008)
10.21	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and The Orchard Enterprises, Inc.*†
10.22	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l. and The Orchard Enterprises, Inc.*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Exhibit Description
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Orchard Enterprises, Inc.
Date: November 12, 2008	/s/ Greg Scholl Greg Scholl Chief Executive Officer
/s/ Nathan Fong Nathan Fong Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among Digital Music Group, Inc., DMGI New York, Inc. and The Orchard Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Company dated September 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
4.1	Form of Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
4.2	Form of Warrant to Purchase Company’s common stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2006)
10.1	The Company’s 2008 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
10.2	Non-Executive Directors Compensation Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
10 .3	Registration Rights Agreement, dated as of November 13, 2007 among the Company and certain stockholders of Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit D of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 10, 2007)
10 .4	Form of Indemnification Agreement by and between Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on January 4, 2006)
10 .5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among Digital Musicworks International, Inc. (now the Company) and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on September 29, 2005)
10 .6	Company’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2007)
10 .7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2007)

Exhibit Number	Exhibit Description
10.8	Amended and Restated Employment Agreement dated September 9, 2008 between Nathan Fong and Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 10, 2008)
10.9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)
10.12	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Company (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Company (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 31, 2008)†
10.20	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2008)
10.21	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and The Orchard Enterprises, Inc.*†
10.22	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l. and The Orchard Enterprises, Inc.*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Exhibit Description
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.