Form 10-K
period 2008-12-31
Orchard Enterprises, Inc.
filed 2009-03-30
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 000-51761

THE ORCHARD ENTERPRISES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3365526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23 East 4th Street, 3rd Floor
New York, NY 10003

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was $21,851,364 based on the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market System on such date.

As of March 26, 2009, the registrant had 6,276,609 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2008.

THE ORCHARD ENTERPRISES, INC.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;
•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix, including physical distribution;
•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution and revenue growth from higher margin owned and controlled content;
•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;
•	Our ability to continue to acquire digital rights and market our value-added services to content owners;
•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;
•	Distribution of our music and video content;
•	Music and video piracy;
•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution; and
•	The impact of general economic recession and other market and economic challenges on our business.

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

ii

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

In connection with the Merger, our board of directors declared a one for three reverse stock split of our common stock effective November 14, 2007, and we changed our trading symbol on the NASDAQ Global Market from “DMGI” to “ORCD.” We also began conducting our business under the trade name “The Orchard” and, on February 9, 2008, we officially changed our legal entity name from “Digital Music Group, Inc.” to “The Orchard Enterprises, Inc.”

Asset Acquisition

On July 3, 2008, we acquired substantially all of the assets of TeeVee Toons, Inc.’s record label business operations (“TVT”) in a bankruptcy auction. The assets we acquired included, but are not limited to, master recordings, artists’ agreements, certain inventory, accounts receivable and a real property lease. In addition, we assumed certain liabilities relating to the assets. For accounting purposes, the acquisition was treated as a business combination and the results of operations are included in our consolidated financial results beginning July 3, 2008.

Business Overview

We are a global leader in digital media services, controlling and distributing more than 1,340,000 music and audio recordings and approximately 4,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority shareholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g., China Mobile, Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, branded entertainment programs, film, advertising, gaming and television licensing and other related services.

Today, our core business is derived from the retail sale (through digital stores) and other forms of exploitation of our controlled, licensed music catalogue; this core business represents 89% of our total revenues for the year ended December 31, 2008. Two customers, Apple iTunes Music Service, or iTunes, and eMusic, account for a significant portion of our total revenue and related accounts receivable. For the year ended December 31, 2008, iTunes and eMusic represented 55% and 8%, respectively, of our total revenue and at December 31, 2008, accounts receivable from iTunes and eMusic represented 26% and 8%, respectively, of our total accounts receivable. It is generally expected that digital music products will overtake and surpass physical music products (i.e., the “compact disc”) and become the primary means of retail music consumption. We believe that this trend away from physical music products will be sustained, long term, and irreversible. We believe that the purchase of music content in digital format offers many advantages to consumers over physical form including larger selection, the ability to sample before purchasing and to purchase single tracks rather than entire albums, 24-hour access and portable format. We expect to derive revenue growth as a result of this trend.

However, currently most successful labels continue to generate the majority of their sales revenue from physical music products. In order to better compete with distributors who are primarily in the physical business but who insist on the inclusion of digital rights in their deals with labels, we have expanded our menu of services by repurposing TVT’s existing physical distribution infrastructure to provide physical distribution in the United States for select labels.

We believe we will achieve growth through:

•	Increased sales on our existing catalogue as the market continues to shift to digital exploitation;
•	Increased sales as new entrants develop additional sales channel opportunities through existing and prospective retail business models;
•	Comprehensive cross-channel opportunities exploiting digital and physical sales;
•	Continued improvements in our marketing and promotion effectiveness; and
•	Exploiting new content made available by existing clients, new clients who have yet to make their content available for digital exploitation and new clients that we win from our competitors.

We believe we are differentiated and well positioned as a digital music marketer and distributor relative to our competition. We have developed an effective global organization of employees, consultants and companies operating in 27 countries worldwide that not only source local repertoire within their local territories for distribution by us but also expand and service our network of digital entertainment service partners and provide our ancillary services and products within their local territories. We believe the combination of a functional organization and orientation with strong local delivery capabilities is a powerful and advantageous combination for us and unique in the industry.

We believe that we have changed traditional notions of “distribution” by pioneering a broad suite of client services in addition to our primary music distribution and marketing business. These services range from placing a music recording for use in film, TV and advertising programming (referred to as “synchronization”), to co-marketing initiatives with leading consumer brands (for example, creating a digital music promotion that is redeemable by consumers who purchase an electronics item), to global publishing administration (whereby we research and administer the publishing copyright royalties on behalf of master recording owners). Historically, we have often been first to market these types of new, nontraditional services to our clients and to make independent music that is not controlled by the four major music companies (Sony, Universal Music Group, EMI and Warner Music Group) available in new digital music retail services. For example, when Nokia, a world leader in mobility, launched its “Comes with Music” services, we were the premier independent launch partner and represented the only independent music in the service when it first became available to end consumers. Further, in 2008 we were among the first independent music providers to license our catalogue to MySpace music.

Our business requires limited capital expenditure and is highly scalable in terms of operating expenses. We believe we are operating at scale in terms of our staffing, organization and technology and operations infrastructure and can support substantial revenue growth with minimum incremental costs. We expect there to be a positive impact on our earnings over time as we participate in the strong market growth of the digital music sector, provide physical distribution on a select basis, participate in the anticipated market growth in the video sector and continue to improve our capabilities and win new clients.

We also believe that our technology platform, marketing expertise and client services capabilities are directly applicable across a broad array of other entertainment media, particularly video, and that we can capture material incremental growth by moving into additional digital entertainment licensing areas when and as those sectors emerge as attractive investment opportunities.

Market Context

The digital segment of the worldwide recorded music market, which includes use of the internet and wireless, cable and mobile networks to select and download purchased music, is growing rapidly. For 2008, the International Federation of the Phonographic Industry (IFPI), an industry trade organization, has estimated digital sales of recorded music at 20% of the total market. According to the PricewaterhouseCoopers’ Global Entertainment & Media Outlook: 2008 – 2012, global spending on digital recorded music will reach $18.8 billion in 2012, up from an estimated $7.3 billion in 2007, a 20.8% compound annual gain, and digital sales will overtake physical (i.e., compact disc) sales in 2011. The pervasive and steady consumer adoption of digital music as a widely accepted format has created new opportunities for both content owners and digital entertainment services.

iTunes, which was launched in 2003, remains the dominant internet-based digital music retailer and offers consumers a pay-per-download service. However, other digital music retailers such as Verizon, Amazon, eMusic, RealNetworks and Napster offer consumers additional choices, with some offering broad access to content on various types of subscription bases. Consumers are also purchasing digital music in new ways, such as via the purchase of full-track digital music downloads for music-enabled mobile phones.

The global television and film video industry, like the music industry in 2003, appears to be experiencing the early stages of a transition from sales and rentals in physical formats such as digital video discs (or DVDs) and consumption through subscription cable services and ad-supported broadcast television to digital consumption through the internet, mobile-based downloading and on-demand subscription services. iTunes introduced television episode downloads in late 2005 and began offering feature-length film downloads in 2006. In addition to iTunes, a number of other significant digital video retailers, including YouTube, Netflix, Hulu and Amazon, have launched video download and streaming services. While the emergence of the digital video marketplace is nascent, we believe that it will offer us material revenue opportunities over time, in the form of permanent ownership downloads, subscription services providing access to large catalogues of video content and advertising-supported free viewing.

Business Description

We perform four basic business activities:

•	License or acquire digital rights to music and video content from labels and other content providers;
•	Ingest, manage and deliver this content to our digital retail and other clients;
•	Develop and manage a global digital retail channel network to exploit our controlled catalogue and then proactively market to this channel network; and
•	Drive additional value to our content suppliers, digital retailers and other clients through innovative new means to generate income.

License or Acquire Rights and Service Our Supplier Clients

We license or acquire the digital rights to music and video content from record labels, artists, television and film production companies and other content owners. As of December 31, 2008, we had over 1,340,000 individual music and audio recordings (or “tracks”) for sale. Our music catalogue has been sourced from over 91 countries, encompasses thousands of labels and covers a broad and deep array of music genres and historical eras. Additionally, we control approximately 5,000 titles of video content and other materials. In 2007, we began making a portion of our video content available for sale. In 2008, we increased the number of video titles available for sale and we expect this trend to continue as the digital entertainment market evolves and new video services emerge. As of December 31, 2008, we had approximately 4,000 titles of video programming and other materials available for sale.

We acquire digital rights to music and video content as follows:

•	Shorter-Term Distribution Rights. We obtain shorter-term digital rights for music and video content through distribution agreements with content owners that typically have terms of three to five years, often with renewal opportunities. Unless renewed, we do not retain any continuing rights upon expiration of the agreement. We pay a fixed revenue sharing percentage to the content owner upon receipt of revenue from digital entertainment services or other services. In certain instances, we may pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After we recoup our initial payment, we generally pay the fixed revenue sharing percentage to the content owner;
•	Longer-Term License. We obtain longer-term licenses to digital rights for music and video content from content owners that currently have terms of five to ten years, typically with renewal options. Similar to short-term distribution arrangements, we retain no continuing rights after the term of the license. In exchange for longer-term licenses, we generally pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After we recoup our initial fixed payment, we generally continue to pay revenue sharing fees to the content owner in accordance with the terms of our agreements;
•	Purchase of Digital Rights. In exchange for the purchase of digital rights of music and video content, we generally pay a fixed sum of money as the purchase consideration. We retain all revenue received, less payment of any required artist and statutory publishing royalties; and
•	Purchase of Master Recordings. When we acquire master music recordings, we pay a fixed cash sum and receive all rights to such recordings. We retain all revenue received less payment of any required artist and statutory publishing royalties.

For the year ended December 31, 2008, we generated approximately 23% of our revenues from music content we owned or licensed under long-term licenses (representing 77% of total digital agreements) and approximately 77% of our revenues from music content licensed under short-term licenses (representing 23% of total digital agreements). We consider a long-term license to have a term of five years or more.

We seek to obtain the broadest territorial distribution rights from our clients. From time to time, however, we enter into digital rights agreements with less than worldwide distribution rights (generally due to pre-existing rights restrictions on the part of the client), which we factor into the contractual terms that we negotiate with the content owner. Digital rights agreements for which we have exclusive worldwide rights represented approximately 87% of our digital revenues and 78% of our total digital and mobile revenues for the year ended December 31, 2008. We have exclusive worldwide rights in 97% of the total distribution agreements at December 31, 2008.

We seek to maximize sales by meeting our record label clients’ product release dates (i.e., the date on which the album is scheduled to be released for sale physically and/or digitally) with wide availability and visibility across our global network of digital and mobile entertainment service partners. We maintain a company-wide release schedule that is reviewed on an ongoing basis to manage our priorities and targets and to make adjustments in our marketing and promotion programs as warranted. In connection with our review and maintenance of our release schedule, we also monitor the progress of previously issued tracks and albums through a review of SoundScanTM data regarding total album/track sales and the ratio of physical to digital sales, placements and promotions programs achieved, online press coverage and other means. We also engage with our record label contacts to adequately manage time, resources and expectations with regard to the sales and performance of a given product. This management includes managing our internal resources to ingest, encode and deliver an album to digital and mobile stores and managing said stores to ensure that the album is available on the clients’ product release date. Generally, the release of an album will be accompanied by a marketing and promotional plan developed and executed by the label and its physical distributor. We may also develop and manage a comprehensive digital marketing plan and, if we are providing physical distribution, our marketing plan will cover the release in all forms. We keep our clients informed of merchandising achieved on their behalf by way of screenshots of merchandising placement or promotions and/or bi-weekly or monthly reports of online press, reviews, blog entries, stream and/or MP3 postings.

We also advise our independent record label clients on new digital and mobile outlets that we add to our distribution network, monitor delivery and availability status of their catalogue (i.e., “compliance checks”), and assist in analyzing digital sales data. The majority of this information is available to our label clients in an online account interface, a proprietary, sophisticated administration and analytical tool set branded as the Artist/Label WorkstationSM (or ALWSM). The ALWSM offers our artist and label clients with web-based administration and reporting tools and a new level of control over catalogue and new release management, digital marketing reporting and analysis, accounting administration and royalty analysis. The ALWSM offers a one-stop resource for our clients to manage their participation in the various services we offer, such as automatic feeds for interactive marketing campaigns and other promotional programs to enable us to easily support our agency and brand clients’ non-traditional marketing campaigns. As we identify Web 2.0 feature sets that may allow our clients to exploit their catalogues, we can deploy such features through ALWSM. For example, from within the ALWSM, labels can order promotional and retail download cards through Drop Cards among other features and functions.

We believe we provide a high level of personalized service and attention to our clients and view this “service” orientation (as opposed to a “product” or “technology” provider orientation) as a major strategic advantage. We consider our focus on service to be a key factor behind our ability to achieve and maintain licensing terms that we believe may be materially higher than the industry average and why, even when presented with terms that are more economically attractive, many label clients nevertheless choose us over the competition. In addition, by providing physical distribution within the United States to select labels, we believe we can provide a one-stop shop for such labels’ distribution needs.

Ingest, Manage and Deliver Our Assets to Our Revenue Channel Partners

We have developed a proprietary system to receive, process, store, manage and deliver content to digital music retailers and other digital entertainment services. This system is branded as V.E.C.T.O.R.TM (Very Efficient Conduit To Our Retailers) and is used for content delivery to both internet-based and mobile-based retailers, among other clients. V.E.C.T.O.R.TM enables the digital encoding of content into multiple formats for distribution to digital entertainment services operating over the internet and over wireless, cable and mobile networks. End consumers can then listen to, view and purchase the content for use on their personal computers, digital music and video players, and music and video-enabled mobile phones. We continue to work to improve and further develop V.E.C.T.O.R.TM. In the first quarter of 2008, we launched a proprietary video delivery component of V.E.C.T.O.R.TM with the goal of managing all video deliveries internally without reliance on third-party technology providers (unlike, to our knowledge, most of our competitors). We believe that this will provide a competitive advantage with respect to our exploiting our large video catalogue.

We believe that our proprietary V.E.C.T.O.R.TM delivery system has had a positive impact on label relations with our content owners and the digital entertainment services we supply by considerably reducing time to market which helps to ensure that new releases from labels are available on the internet in conjunction with the physical and/or digital product release date. We believe, based upon historical data, that meeting this deadline (typically referred to as a music recording’s “release date”) has a positive impact on sales of those recordings.

As of December 31, 2008, V.E.C.T.O.R.TM was integrated directly with content management systems of 115 internet retailers and 54 mobile operators, and these delivery points in turn powered a total of over 619 discrete retail storefronts in over 59 countries. We regularly add digital entertainment services and expand our delivery capabilities and believe that we will not be constrained with respect to the number and types of services.

During 2008, we transacted a total of approximately 54.8 million track deliveries via V.E.C.T.O.R.TM, which supported an average of approximately 260,000 daily deliveries during the month of December 2008. Even taking into account the full integration of all of our music, audio and video assets as part of integration activities after our Merger, we do not currently anticipate ingestion, storage or delivery constraints for at least the next two years.

Develop Global Sales Channels and Proactively Market to Them

After we distribute our music and video content to leading digital entertainment services worldwide, we then sell and promote our content to consumers. We design and execute global marketing and promotion programs locally, with experts in major music territories managing initiatives tailored to each country’s unique market characteristics and dynamics. We currently offer digital music and video for sale in 59 different countries, although the United States remains our largest market. For the year ended December 31, 2008, approximately 75% of our revenue was generated in the United States, with the remaining 25% coming from outside the United States.

Our digital entertainment service partners sell to end consumers via two primary business models: permanent copies of entire albums, individual recordings or mastertones on a pay-per-download basis; or broad access to a substantial quantity of content in various manners on a subscription basis. We receive revenue from the digital entertainment services based on the number of times our supplied content is downloaded or streamed by end consumers. Our digital entertainment service partners include: iTunes, eMusic, Amazon, Hulu, Rhapsody, YouTube, Verizon, China Mobile, Orange, Telefonica, 3 and many others.

In 2008, we gathered market statistics from 2007 video sales to form a distribution strategy focused on “premium” content services. iTunes opened its Film/TV section to independents and we were included in the initial batch of deals. We employed a complex technology project to expand our current encoding, delivery and information management structure to include long-form video. The improved and automated systems and new infrastructure will enable higher volume of video delivery to more services in 2009. During 2008, many of our ad-supported video service partners, also in their early stages of video entertainment, shifted consumer-facing strategies in search of revenue. In response, we focused resources on expanding successful retail models and reducing resources directed at speculative, low revenue services.

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

Our digital entertainment retailers operate across multiple business models, which continue to evolve as the market develops. We seek to maximize revenue across our digital entertainment service providers by working to increase the availability and visibility of our distributed content across the principal models from which we generate revenues, including the following:

•	A-la-carte Download Services on the Internet. These digital entertainment services offer consumers the ability to download individual recordings or albums for permanent use for a fixed price. Examples of these services include iTunes, Amazon, Virgin, and Musicload. In such models, we typically receive either a fixed wholesale price per track or album downloaded or a percentage of the consumer retail price.
•	Subscription Download Services on the Internet. These services offer consumers the ability to download up to a certain number of recordings each month for a fixed subscription fee. One example of these services is eMusic. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total downloads in the service during the billing period.
•	Subscription Streaming Services on the Internet. These services offer consumers the ability to stream unlimited content on their computers for a fixed monthly fee. Example services include Napster and Rhapsody. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total streams in the service during the billing period.

•	To-go Subscription Services on the Internet. These services offer consumers the ability to carry unlimited quantities of content on portable devices for a fixed monthly fee. On termination of the subscription, the files on the portable devices expire and the consumer no longer has access to that content. Example services include Napster and Rhapsody. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total tracks played by consumers on their devices during the billing period.
•	A-la-carte Full Track Download on Mobile. These services offer consumers the ability to download individual music recordings or albums over wireless networks onto mobile devices for permanent use for a fixed price. Some services allow consumers to download the tracks purchased on their mobile device to computers. Example services include Verizon, Sprint, 3 and Orange. In such models, we typically receive either a fixed wholesale price per track or album downloaded or a percentage of the consumer retail price.
•	Full Track Subscription on Mobile. These services offer consumers the ability to download unlimited music content on their mobile devices for a fixed monthly fee. The content remains live on their devices for the period their subscription is active. Examples of these services include Napster and Bell Canada. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total plays in the service during the billing period.
•	A-la-carte Mastertones on Mobile. These services offer consumers the ability to download unlimited mastertone content to their mobile device. Example services include Verizon, Sprint and Zed. In such models, we typically receive either a fixed wholesale price per mastertone downloaded or a percentage of the consumer retail price.
•	Free, Ad Supported Streaming Services on the Internet. These services offer consumers the ability to stream unlimited content on their computers for free but with banner or pre/post roll advertisement embedded in or around the music player. Example services include Myspace Music and Last.FM. In such models, we typically receive a percentage of the total revenue pool generated by the advertising revenue, after costs and deductions, based on our share of total streams in the service during a one month period.
•	Handset Subscription Services. The cost of these subscription services are bundled into the price of a mobile handset and they offer consumers unlimited tethered downloads for the life of the handset with no monthly charge to the consumer. The tracks have digital rights management (DRM) restrictions and consumers cannot transfer the files to other digital media devices. Currently the only major handset manufacturer offering this model is Nokia, through its “Comes With Music” services. We receive a percentage of the total handset revenue pool based on our share of total tethered downloads in the service each month.

We also generate revenue from direct-to-consumer mastertone sales via SMS, a-la-carte mastertone sales via the internet, streaming radio on the web and via mobile devices, and advertising supported models, although these revenues are at present not significant.

We also seek to work closely with certain content owners to market their music and video content directly to consumers, who will then be motivated to purchase this content at the various digital entertainment service providers. In doing this, we experiment with new ways to market our music catalogue directly to consumers. In addition, we intend to continue to market our services to content owners through strategic advertising and media releases, attendance at trade shows, event sponsorships and the like.

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

Our marketing programs include online publicity, communications tools and interactive marketing and promotions:

•	Online Publicity. We solicit online media outlets for coverage such as editorial features, album reviews and interviews. The outlets include major music portals (e.g., AOL Music, Yahoo! Launch), niche blogs (e.g., Stereogum, Brooklyn Vegan), online counterparts of magazines (e.g., Spin.com, Blender.com) and social networking sites (e.g., MySpace).
•	Communication Tools. We offer a range of communication products to generate interest about upcoming releases and catalogue programs in order to secure album reviews, interviews, editorial features, news stories, in-studio sessions, live performance recordings and on-site video interviews, market-specific concert previews and reviews, and single track streams/downloads included in media sections, among other things. These proprietary products include a bi-weekly, editorially-driven tip sheet sent to over 850 influential editors and writers, monthly genre-specific newsletters for Metal and Hip Hop, email blasts of press releases to targeted media, targeted pitches to individual sites and single track streams/downloads.
•	Interactive Marketing & Promotions. We offer additional marketing and promotion services to activate the existing fan base and build new audiences. These include, among others, full album streams, download cards (custom designed, credit card-like products that have redemption codes on them to securely download music and video), social networking promotions (by providing interactive tools to put on the artist/release page to encourage sales), contests and promotional giveaways, online video channels, mobile fan clubs, podcasts and online radio servicing.

Develop Value-Added Services to Drive Revenue and Margin

We provide a full array of non-retail services to our label clients as well as our digital entertainment service partners. We believe that these non-retail services not only maximize revenue through non-traditional models but also provide key marketing exposure to artists and labels, simplify labels’ administrative tasks, increase our value to our clients and partners and diversify revenue streams. Our non-retail services include:

•	Master Placement for Synchronization Use. We proactively market our clients’ content for use in film, television, advertising, video games and a variety of other interactive and audiovisual uses (so-called “synchronization”). In the past year, we have secured hundreds of placements, including commercials, films and TV shows, and we engage with major film and television studios and top advertising agencies seeking additional placements. The fees we charge for such services vary depending on the nature of the requested use and the commercial retail value of the track, among other things. We believe that we are well positioned in the market because we represent content that is in demand and yet has been traditionally difficult to license, although given the “hit or miss” nature of this licensing it is difficult to predict future placements. In the fourth quarter of 2008, we launched a sophisticated, proprietary client interface to make it easier to locate specific songs. We expect this will be a powerful tool that is well received by our music buyer clients and should lead to increased sales.
•	Mechanical Licensing and Administration. Since 2005, we have offered comprehensive mechanical licensing services to our independent record label clients for an administrative fee levied on the royalties paid to publishers on the artists’ or record labels’ behalf. In order to sell content through downloads or mobile use in the United States, labels must obtain explicit clearance (often called a “mechanical license”) from the owner or administrator of the composition (often called the “publisher”) and must pay a “mechanical” royalty for every sale. Mechanical licensing can be complicated in the United States because, among other reasons, there is not one consolidated body to administer these licenses for all publishers (as there is in most other developed countries). Moreover, there is no one consolidated source of publisher ownership and administration data, which means this information must be manually researched by a skilled publishing expert. We believe this service is especially useful for labels based outside the United States. As of December 31, 2008, we were providing this service to labels representing approximately 47% of the total tracks we have for sale, although we intend to continue to seek to increase this as a percentage of tracks for sale going forward.

•	Licensing Services. We offer our licensing and publishing expertise to our digital entertainment service partners along with our independent record label clients and charge a fee for this service based on the scope of the project or amount of data to be delivered. Many rights issues arise between the United States and the other territories because of different copyright laws that exist in every country. As there is no one consolidated source of publishing and songwriter information, the data that we have collected on our distributed catalogue is valuable and can be sold to any retail service that has licensed our catalogue and is obligated to obtain publishing clearances of various types. We utilize our position as a rights clearinghouse and network to approximately 12,000 record labels and over 70,000 artists to fulfill special bulk licensing needs, including providing pre-negotiated/pre-cleared content for synchronization uses (for which uses must otherwise be negotiated individually on a song-by-song basis).
•	Royalty Collection. We are able to collect worldwide neighboring rights monies due our labels in exchange for an administrative fee we levy on the royalties collected. Neighboring rights are royalties generated whenever a recording is broadcast through radio, television or the internet (though in the United States they are limited to digital mediums such as satellite radio) and are owed to the owner of the sound recording as well as the artists who performed on the recording. In each territory, broadcasters pay a royalty to a local collecting body. We offer a consolidated source to accumulate these royalties from the collecting bodies around the world. We entered into a new agreement with SoundExchange, the exclusive collection body in the United States for these neighboring rights, in March 2008.
•	Brand Entertainment. We provide an array of turnkey direct-to-consumer mobile and internet delivery services and solutions to brands and advertising agencies enabling them to incorporate digital music into their marketing and promotional initiatives. We believe that this allows our clients to increase retail sell-in, improve merchandise positioning and enhance their brands, among other benefits. We control premium digital content applicable to many different customer demographics and have structured direct-to-consumer content delivery relationships to allow a variety of product offerings.

Competition

We compete in three principal ways:

•	with labels who choose to handle all, or substantially all, activities related to digital distribution, marketing and sales themselves, without using a third-party service provider;
•	with companies that provide core digital distribution and some of the other services we offer; and
•	with companies that provide very specific services that enable labels to use third parties only for certain aspects of digital distribution, marketing and sales (for example, just for the delivery of digital content).

Numerous companies compete to acquire digital rights to music and video content, including, among others, Koch, Independent Online Distribution Alliance (IODA), ONEDigital/InGrooves, IRIS, PIAS, Believe, edelNet, and the independent label distribution subsidiaries of the four major record label groups (i.e., Sony/RED, Universal Music Group/Fontana, EMI/Caroline and Warner Music Group/ADA). We also compete with these entities when our existing distribution agreements expire or are subject to renewal. We compete for distribution rights on the basis of payment terms, processing services, marketing ability, reporting services and other products and services we offer to content owners. We are unable to anticipate which other companies are, or are likely to be, seeking to secure digital distribution rights to the same music recordings we may seek to license.

We compete at iTunes and other digital music services for consumers’ attention and sales with the four major labels (which together represent approximately 72% of the digital units sold in the U.S. in 2008) and with independent labels that place their music recordings in digital music services either directly or through third party aggregators. The music recordings we distribute represent, to a large extent, back catalogue that are not current mainstream and popular hits, like those held and/or released by the major labels and certain independent labels. Many of these companies have significantly better brand recognition, longer operating histories and significantly greater financial, marketing and other resources than us, which may be competitively beneficial to them.

The major record label groups, which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in pursuing digital distribution rights. In order to compete with these established physical distributors which leverage their physical distribution offering (physical formats still predominate and therefore physical distribution is still important to content owners) to entice content owners to also grant digital distribution rights, we now offer physical distribution in the United States to select labels. This presents labels, which might otherwise grant us only digital rights or choose one of these physical distributors for both physical and digital distribution, the possibility of utilizing us for all of their distribution requirements.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws in the United States and other jurisdictions, as well as confidentiality provisions and contractual restrictions, to protect our proprietary rights, including our know-how.

“The Orchard,” “Flashlight,” “TVT Records” and The Orchard logo design are registered as Service Marks on the Principal Register of the U.S. Patent & Trademark Office. “The Orchard” is also a registered mark in Benelux. In addition, we use the following trademarks and service marks, which we have not yet attempted to register nor researched registrability: “Digital Wax,” “V.E.C.T.O.R.,” “Re:Live,” “ALW,” “Selector Series,” “Xanadu,” “Green Linnett,” “Music of the World,” and “The Daily Rind.”

Employees

As of March 30, 2009, we had 101 full time employees. Among these employees, 6 were senior management, 30 were in marketing and business development, 38 were in administration and 27 were in engineering and operations. None of these employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Other Information

Our principal executive offices are located at 23 East 4th Street, 3rd Floor, New York, NY 10003 and our telephone number at that location is (212) 201-9280. Our website is located at www.theorchard.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

Risks Relating to Our Business

Economic conditions could adversely affect our prospects and our results of operations.

Our business may be affected by the general global economic recession and other market or economic challenges experienced by the U.S. and world markets. Uncertainty about the current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we cannot predict the impact of the global economic recession on us or whether this downturn will be different from prior downturns.

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. We did not begin to generate significant digital revenue until 2004, have experienced net losses since inception, had an accumulated deficit of approximately $26.3 million as of December 31, 2008, and have not yet been able to generate positive cash flow from operations. We cannot be certain that we will be able to generate net income and positive cash flows from operations in the future.

Our business is subject to the risks of international operations.

We derive 25% of our revenue from international operations. As a result, our financial condition and operating results could be affected by risks associated with international activities, including economic conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our services in foreign countries could be affected by foreign currency exchange rate fluctuations.

Our primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred mainly in Europe. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings. For example, in the fourth quarter of 2008, the British pound devalued 20% against the U.S. dollar, negatively impacting our results. Conversely, a strengthening of foreign currencies generally is beneficial to our foreign currency-denominated sales and earnings. The strengthening of foreign currencies may also increase our operating costs denominated in those currencies.

We are exploring the use of derivative instruments, such as foreign exchange forward and option positions, to hedge certain exposures to fluctuations in foreign currency exchange rates. If we use such hedging activities, they may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

We may incur significant costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our management’s conclusion as to the effectiveness of this internal control over financial reporting. We will be required to have an independent registered public accounting firm test the internal control over financial reporting and report on the effectiveness of such control for the fiscal year ending December 31, 2009 and subsequent years.

We may incur significant costs to comply with these requirements. We may in the future discover areas of internal control over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal control over financial reporting in the future. Any failure to implement the improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal control over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

The loss of one or more of our management or key personnel, or our failure to recruit and retain other highly qualified personnel in the future, could cause a disruption in our relationships with digital entertainment services and content owners.

We depend on the continued services and performance of our management and other key personnel. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and skilled personnel. The loss of the services of any of our key personnel or the failure to attract other key personnel could disrupt and limit our ability to grow our business.

If the internet and portable digital music and video players and mobile phones cease to be the medium accepted by the mass market for digital music and video content, our business could be affected adversely.

Our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the internet and wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly but is still evolving, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the internet and wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity and market acceptance, our business could be adversely affected. Much of our revenue is currently tied to the popularity of portable digital music players such as the iPod by Apple Inc. and other digital music listening and video viewing devices, including mobile phones. If the market penetration by these devices does not continue to grow, the number of consumers purchasing digital music and video content may decrease or not grow, which could result in a reduction in our revenue.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and, as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the digital music retailers based, to a large extent, on the price they charge to consumers. We have limited ability to influence the pricing models of the digital entertainment services. Variable pricing is being introduced by iTunes. There can be no assurance that changes in the pricing structure of digital music will not adversely affect the amount of revenue we receive. In addition, the popularity of digital music retailers that offer digital music through subscription and other pricing models is increasing. For example, eMusic, a subscription-based music service, is now the second largest digital music retailer in the world. Currently, the revenue we earn per individual music recording is generally less under these subscription models than what we receive from iTunes, although we expect it will increase as more subscribers are added. Additionally, digital music services at present generally accept all the music content that we and other distributors deliver to them. However, to the extent the digital music services limit the types or amount of music recordings they will accept from content owners and distributors like us, or substantially limit the number of music recordings they will post for sale, or change their current stocking plans, for instance by removing music recordings that do not meet minimum sales thresholds or other criteria, our revenue could be significantly reduced.

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

Because of our limited operating history in the physical distribution market, we may not be able to successfully sign select labels to this service or maintain retail channels, which will impact our potential revenue.

We have entered into the highly competitive physical retail market for select labels in the United States. We have limited operating history in this market and compete with all the other physical distribution companies for the shrinking shelf space in brick and mortar retail stores for display of physical music product. If we are unable to place physical music product in existing brick and mortar retail stores, we will not be able to generate positive cash flow from this service. In addition, while demand for physical music product is diminishing, most labels continue to generate the majority of their sales revenue from such product and therefore we may not be able to sign labels to this service because we do not have an operating history or track record to show our ability to meet labels’ needs and expectations. Failure to sign select labels to this service could impact our digital revenue as such labels may sign with physical distributors who also require the label to provide them with digital rights.

Our success depends on our ability to satisfy brick and mortar retail stores’ minimum sales volume, which in turn depends on consumer demand for our content.

Unlike digital stores, brick and mortar retail stores have limited shelf space for physical music products. In addition, the number of brick and mortar retail stores carrying physical music products is diminishing, as such stores close and are consolidated. In addition, as consumer demand for physical music products shrinks, brick and mortar retail stores are reducing shelf space reserved for such products. As a result, many brick and mortar retail stores require a distributor to meet minimum sales volumes. If we do not meet these minimum requirements, we will not be able to place physical music product at these stores. If we are unable to provide product to any one key store, we will not be able to successfully sign labels to this service and may lose such labels’ digital rights to our competitors.

Our success in meeting key brick and mortar stores’ minimum sales requirements and getting such stores to carry our labels’ products depends upon the market demand for physical music recordings. Consumer tastes are subject to frequent and significant changes. There can be no assurances that we will be able to deliver products which are in demand.

Our distribution approach may not work well for video content.

The approach we have taken to date in acquiring, processing and marketing music content may not work as well for video content. The distribution of digital video content through digital entertainment services is a relatively new extension of the digital entertainment marketplace. While we have entered into a variety of video distribution agreements and have distributed video content to the major video retailers, the resulting revenues have been limited. If we are unable to enter into additional video distribution agreements on commercially favorable terms, this could limit our future revenue. Additionally, some of our existing agreements with certain digital entertainment services are based on sharing advertising revenue associated with the video content it will make available through such partners. Advertising-supported revenue models associated with the distribution of video content are evolving, with many of our partners still in the test-marketing phase of developing their video distribution services. There can be no assurances as to the potential revenue that we may generate under these models.

Our success in video distribution depends on consumer demand for our video content.

In addition, our success in digitally distributing video content depends on the market demand for digital video recordings and our ability to acquire and offer for purchase or advertising-supported viewing video content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our digital video content.

Digital video distribution is in its infancy and technical requirements are evolving which could limit our potential revenue.

The process for digitally encoding video content and packaging it for delivery to meet the technical requirements of our digital entertainment service partners is more complex and time consuming than processing music content. The technical requirements continue to evolve and we may encounter unexpected difficulties in adapting our processes or in meeting the technical requirements of the digital entertainment services as they continue to be refined. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet evolving technical requirements. Any delay in processing and delivering video content to the digital entertainment services may cause delays in expected revenue growth and any significant changes to current processing requirements could increase our costs and delay or impede our ability to achieve a profit from the distribution of video content. Additionally, based on our experience to date, a number of digital entertainment service providers have initially limited the amount and type of video content they will accept based on their capacity constraints and/or content selection criteria. If digital entertainment services continue to limit the types or amount of video content they will accept and we are unable to exploit all of the video content we have under contract, our revenue potential could be limited.

If the music content we provide to digital entertainment services does not appeal to consumers’ tastes and preferences, our revenue will decrease.

Our success depends on our ability to acquire or license digital rights and offer to consumers digital music content that appeals to consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music content. Our historical revenue is based on the number of music recordings available for purchase at digital entertainment services, which remained relatively small in numbers until late 2005. Seasonality and other trends in consumer demand for music have been difficult to assess from this limited historical data, however, we suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, because this is the peak time for sales of music recordings in physical format, portable digital music players and other digital music listening and video devices including mobile phones (generally ascribed to increased consumer spending due to the holidays). In the future, our current music content and the additional music content we make available to consumers may not experience similar demand. Any reduction in the popularity of our music content with consumers will cause a reduction in our revenue.

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

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire additional music and video content, which may limit the amount of available music and video content for sale or license and may lead to higher acquisition prices. Our competitors may from time to time offer better terms of acquisition to content owners. Subsidiaries of the four major record labels, which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. These companies have the ability to offer the consolidation of both physical and digital distribution through a major record label, can offer reduced physical distribution fees in order to gain the digital distribution rights from independent labels and other content owners and can condition an agreement to distribute physical content on the inclusion of digital rights. While we are offering physical distribution to select labels in addition to our core business of digital distribution of music and video content, our physical distribution services have limited operating history and there can be no assurance that we will be able to successfully sign labels to this service. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

We are substantially dependent on a limited number of digital entertainment services, in particular iTunes, for the sale of our content.

We derive our revenue from a small number of leading digital entertainment services that make our content available to consumers. We generally deliver our music and video content to these digital entertainment services in priority of their significance to us. For the years ended December 31, 2008 and 2007, we received 55% and 54% of our revenue from iTunes, respectively. For the same periods, we received 8% and 11% of our revenue from eMusic. We have a number of agreements with iTunes which expire over a period of time beginning in October 2009 through July 2011. If we are not able to continue to renew our relationships with iTunes and other digital entertainment services that make our music and video content available to consumers on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of digital entertainment services, particularly iTunes, which subjects us to substantial payment risk.

We rely on reports from digital entertainment services detailing download and other activity to determine our revenue, and such reports are typically provided to us within 30 to 45 days following the end of the reporting period, generally monthly. We receive payment at approximately the same time as we receive these detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain digital entertainment services that report quarterly). As of December 31, 2008, accounts receivable from iTunes represented 26% of total accounts receivable, compared to 34% of total accounts receivable as of December 31, 2007, and accounts receivable from eMusic represented 8% and 14% of total accounts receivable at December 31, 2008 and 2007, respectively. The concentration of our accounts receivable among a small number of digital entertainment services is likely to continue and we expect our accounts receivable to become larger as we grow. We had a $969,586 and $427,000 allowance for doubtful accounts receivable as of December 31, 2008 and 2007, respectively. However, if any significant digital entertainment services are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss in excess of amounts provided for potential doubtful accounts.

We have entered into multi-year agreements for digital rights to music and video content and if we are unable to renew these agreements on commercially favorable terms as they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video content once they expire. For the years ended December 31, 2008 and 2007, approximately 77% and 71% of our revenue was derived from digital music distributed under short-term distribution agreements that expire in one to five years depending on certain factors. We are aware that our competitors have solicited a number of the record labels we have under short-term distribution agreements, just as we have solicited their record label clients in this highly competitive market. While we do not expect any net material decrease in revenue and gross profit from these activities, if our competition becomes increasingly aggressive or our level of service provided to our record label clients is not superior to our competition, we may experience a higher rate of non-renewal than we have in the past for our short-term digital distribution agreements. If any of our competitors offer better terms, it could cause us to spend more money or grant better terms, or both, to renew the digital rights we currently hold. In addition, the larger and more prestigious independent record labels, which have traditionally accessed the digital music market through distribution companies like us, could seek direct distribution with digital music retailers when their agreements with us expire (or, in the alternative, choose to deliver directly to one or more of the largest digital music retailers, such as iTunes, and use distributors only for the lesser retailers). If we are unable to renew the non-perpetual rights to our music and video content on commercially favorable terms, our revenue could materially decrease.

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

The declining market for physical recordings (such as albums or CDs) could affect the financial health of our label client base, which could have a negative effect on our business.

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

Mechanical royalties are the statutory or other payment due to the publisher of the underlying musical composition embodied in the master recording. We administer mechanical royalties for certain artists and record labels. All other artists and labels that we distribute represent and warrant to us that they will secure the appropriate licenses and pay any royalties due, and agree to indemnify us if they do not. We believe this is common practice among digital distributors. As a result, in certain instances and under certain circumstances, if the required payments are not made, we could be liable for unpaid mechanical royalty obligations and bear liability for copyright infringement, which could have a negative effect on our business.

If content owners fail to deliver, or if there are long delays in the time it takes to receive the music and video content that we acquire rights to, our revenue growth will be negatively impacted and our cash flow will be affected adversely.

Our business plan and growth strategy depend on increasing the amount of our music and video content available to consumers at digital entertainment services. Our purchase agreements and our long-term distribution agreements typically require the content owners to deliver their music and video content to us according to pre-determined timetables. Our short-term distribution agreements do not generally include a specific delivery timetable, although the content owner is generally required to provide its entire catalogue to us promptly following execution of the agreement. In addition to the content, our agreements require the content owner to provide us certain descriptive information about each music recording or video. Referred to as metadata, this information is required by the digital entertainment services and includes recording title, album title, artist name, genre, copyright information, label name, unique product identifier, artwork, biographical information, sales information and date of release. Some acquired content may only be available in older physical formats (e.g., audio tape, vinyl records, film and video tape). In such an event, the content must be transferred onto CD or DVD prior to being delivered to us. It often takes several months following execution of the agreement before the content owner delivers the music and video content to us. At times the quality of the content or metadata delivered is insufficient or incomplete, requiring follow-up to receive proper and complete delivery; however, such extra effort does not assure such problems will be cured. Even when we provide an advance against future royalties and make such advance payments conditional upon the delivery of content according to a pre-determined timetable, we have no way to control the timing of complete receipt of the acquired content. Moreover, content owners sometimes deliver more or less content than contractually required. We are not typically required to pay additional sums for deliveries in excess of those which are contractually required. Furthermore, we are not typically required to pay for any undelivered, defective or otherwise unusable content. Nonetheless, our expected revenue growth rate is negatively impacted when we do not receive all of the contractually required content. If it takes a long time for the content owners to provide us with both the music and video content in physical format and the complete metadata, we are delayed in converting the content into the digital formats required by digital entertainment services. This can also lead to inefficiencies in the utilization of our operations personnel who process this content. Any delay in making our music and video content available for purchase at the digital entertainment services impedes our revenue growth and negatively affects our cash flow.

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

We receive regular sales reports from digital entertainment services that contain sales information for our music and video content. Based on these reports, we provide summary and detailed reports to the content owners. When we acquire the perpetual digital rights to music content and in certain of our distribution agreements, we may assume the obligations of the content owner to pay any required royalty payments to the artists according to the terms of the existing agreements. In addition, we may be required to pay statutory publishing royalties on behalf of the content owner according to the terms of our agreements. As we acquire digital rights to additional music and video content, we may experience difficulties in preparing and distributing sales reports for the content owners or processing and paying artist and publishing royalties in a timely fashion, which could result in adverse claims by content owners. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due and automate these tasks, we may experience delays as we increase the volume of our music and video content, which could have a negative effect on our relationships with content owners and brand identity.

We may need to raise additional capital to accomplish our objectives and, if we are unable to raise such funds as needed, our growth would be limited.

We may use our common stock in addition to our cash for the consideration for future acquisitions of digital rights to additional music and video content and/or for the acquisition of other businesses in the digital media industry. If our common stock does not maintain a sufficient market value or content and business owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music and video content or their businesses or as consideration for licensed rights to their music and video content, we may be required to utilize more of our cash resources, if available. On February 5, 2009, we entered into a secured revolving credit arrangement with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, under which we can borrow an amount that does not exceed 80% of our eligible accounts receivable up to a maximum amount of $3 million, secured by accounts receivable and inventory. This facility is for one year. We intend to be more aggressive in acquiring additional digital rights to music and video content and may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music and video content and ancillary businesses could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain additional financing or financing after the expiration of the facility will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock and our common stockholders may experience dilution.

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

Our debt could adversely affect our financial performance.

On February 5, 2009, we entered into a secured revolving credit arrangement with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, under which we can borrow an amount that does not exceed 80% of our eligible accounts receivable up to a maximum amount of $3 million, secured by accounts receivable and inventory. The terms of the agreement require us to pay a minimum quarterly interest of $20,000 whether or not we have any outstanding borrowings. We currently have no outstanding borrowings. Furthermore, the term of the facility is only for one year and, if at the end of the term we have an outstanding balance, and do not have sufficient cash on hand to pay the balance, we may have to sell assets or obtain another loan on terms which may not be as favorable.

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities:

Our secured revolving credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	pay dividends on or make distributions in respect of our common stock or make other restricted payments;
•	make certain investments;

•	sell certain assets;
•	create liens on certain assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	acquire assets; and
•	enter into certain transactions with our affiliates.

In addition, we are required to satisfy and maintain certain quarterly net income/(loss) projections and monthly cash projections.

Risks Relating to Our Common Stock

Our majority stockholder, Dimensional Associates, LLC, or Dimensional, has significant influence on all stockholder votes and has effective control over the outcome of actions requiring the approval of our stockholders.

Dimensional beneficially owns shares of our capital stock representing approximately 54% of the outstanding voting power of our capital stock. Dimensional thus has the ability to exert substantial influence or actual control over our management policies and strategic focus, could control the outcome of almost any matter submitted to our stockholders and has the ability to elect or remove all of our directors. There is a risk that the interests of Dimensional will not be consistent with the interests of other holders of our common stock.

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

In connection with the Merger, we entered into a registration rights agreement with Dimensional and the other former stockholders of Orchard NY requiring us, under certain circumstances, to register all of the shares of common stock that are beneficially owned by them as a result of the Merger. The exercise of these registration rights or sale by Dimensional in the public market pursuant to any such registration could cause the market price of our common stock to decline.

We do not intend to pay dividends.

We do not intend to pay dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our secured revolving credit facility contains restrictions on our ability to pay dividends on our capital stock.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance standards, which may limit the presence of independent directors on our board of directors or board committees.

Dimensional Associates, LLC, or Dimensional, beneficially owns shares of our capital stock which represent approximately 54% of the outstanding voting power of our capital stock. Accordingly, Dimensional has the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Nasdaq Rule 4350(c)(5).

Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We currently utilize one of these exemptions in that only a majority, and not all, of the directors comprising our Executive, Nominating and Corporate Governance Committee are independent and we may utilize additional exemptions in the future. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and our stockholders do not have the same protections afforded to stockholders of other companies that are required to fully comply with the Nasdaq rules.

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

Our stock price is subject to fluctuation and has declined significantly and could result in our being delisted from trading on the NASDAQ Global Market.

The price at which our common stock has traded since its initial public offering in February 2006 has fluctuated significantly, particularly in recent months. The price is likely to continue to fluctuate significantly due to the following factors, some of which are beyond our control:

•	imbalances between the market supply and demand for shares of our stock due to the limited number of shares available in the public float;
•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•	announcements of developments affecting our business, systems or expansion plans by us or others;
•	conditions and trends in online commerce industries and the mobile communications industry, particularly as they relate to the digital entertainment services and mobile carriers; and
•	investor perception of and confidence in capital markets and equity investments.

Our stock is not actively traded and we cannot assure you that a regular trading market of our shares will develop or be sustained. As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their purchase price or trade them on the NASDAQ Global Market if our stock price fails to meet the continued listing standards. In addition, sales of substantial amounts of our common stock by existing stockholders (such as Dimensional) in the public market may adversely affect the future market price of our common stock. Shares issued upon the exercise of outstanding options granted to our employees and directors also may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. We maintain directors’ and officers’ liability insurance for this type of litigation. However, if such litigation is directed at us, it could result in substantial costs, including the deductible amount under our insurance policy and other indirect costs and a diversion of management’s attention and resources.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal executive offices are located in 17,000 square feet of leased office space at 23 East 4th Street in New York, New York, under a lease agreement that expires on April 30, 2016. We vacated our former headquarters at 100 Park Avenue in New York, New York in January 2009 at the end of the lease term. We vacated our former space in San Francisco and exercised an early termination right to end the lease as of August 1, 2008. We vacated our former space in Sacramento and the lease will expire on May 31, 2009. In addition, we maintain an office at 1 Star Street, London, England pursuant to a lease agreement that expires on March 31, 2011, and lease office space in Paris, France; Berlin, Germany; Barcelona, Spain; and Santa Monica, California, none of which are significant.

We do not own any real property and consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3. LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business.

On March 11, 2008, the Company initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to our company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of our labels, us and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to us by Media Right in 2000. Gloryvision is seeking compensatory damages in the amount of $1,000,000, punitive damages in the amount of $1,000,000, interest, attorneys' fees, costs and injunctive relief. The plaintiffs also seek statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and us, Media Right is obligated to indemnify us for damages, including legal fees, incurred by us for any claims regarding content provided to and distributed by us thereunder.

Discovery was completed and on June 6, 2008, each of Gloryvision and Media Right moved for summary judgment. In accordance with the judge's rules, the parties consented to have the court decide the merits of the case on both the papers previously submitted and oral arguments. The parties presented their cases to the court on March 13, 2009.

Media Right believes that it had the right to license the contested works to us and vigorously defended itself and us.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “ORCD.” Prior to November 14, 2007, our common stock was traded under the symbol “DMGI.” Our initial public offering took place on February 2, 2006 at $9.75 per share ($29.25 per share after adjusting for the November 14, 2007 one-for-three reverse stock split). The following table presents the high and low sales prices for our common stock, as reported on the NASDAQ Global Market for the periods indicated and as adjusted to give effect to the November 14, 2007 one-for-three reverse stock split.

	High	Low
2007:
First quarter	$18.00	$11.25
Second quarter	$15.51	$11.28
Third quarter	$14.40	$7.05
Fourth quarter	$10.50	$3.08

	High	Low
2008:
First quarter	$7.40	$3.08
Second quarter	$6.23	$4.50
Third quarter	$6.23	$3.01
Fourth quarter	$3.65	$1.06

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, for future growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board or directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our secured revolving credit facility entered into on February 5, 2009 contains a covenant prohibiting us from paying any dividends.

Holders of Record

At March 27, 2009, the last reported sales price of our common stock on the NASDAQ Global Market was $1.60 per share, and at March 27, 2009, the number of holders of record was 78. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by those record holders.

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2008. These shares were delivered to us as payment of taxes on the vesting of restricted stock and deferred stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
October 1, 2008 to October 31, 2008	—		—	—	—
November 1, 2008 to November 30, 2008	—		—	—	—
December 1, 2008 to December 31, 2008	19,091	(a)	$5.34	—	—
Total	19,091		$5.34	—	—

(a)	Represents 9,976 shares of common withheld by us for the satisfaction of withholding tax upon the vesting of restricted stock awards under the 2008 Stock Plan and 9,115 shares of common withheld by us for the satisfaction of withholding tax upon the vesting of deferred stock awards under deferred stock award agreements with an officer.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

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

Overview

Background and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. or “DMGI”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., which we refer to as “Orchard NY”) through a merger of a subsidiary of DMGI with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of our common stock (after giving effect to a one-for-three reverse stock split of our common stock that took effect on November 14, 2007) and 446,918 shares of our Series A convertible preferred stock (the “Series A Preferred Stock”). In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards and reserved 157,683 shares of our common stock (on a post-split basis) and 1,915 shares of Series A Preferred Stock for issuance pursuant to such awards. In connection with the Merger, Orchard NY became our wholly-owned subsidiary, with the former stockholders of Orchard NY collectively owning shares of our common and preferred stock representing approximately 60% of the voting power of our outstanding capital stock. The Orchard Enterprises, Inc. and its subsidiaries are referred to collectively as “we,” “us,” and the “Company.” See Note 4 to our consolidated financial statements appearing elsewhere in this annual report for further details on the Merger.

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

Orchard NY was incorporated in New York in September 2000. On April 28, 2003, Dimensional Associates, LLC, or Dimensional, an entity formed by a group of private investors, invested in and acquired operating control of Orchard NY through the purchase of a convertible debt instrument followed by subsequent periodic funding events under similar conditions as the original convertible debt instrument. These debt instruments were redeemed or converted prior to completion of the Merger and are described below in Note 12 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

On June 26, 2008, the United States Bankruptcy Court of the Southern District of New York (“the Bankruptcy Court”) entered an order that, among other things, approved the sale of substantially all of the assets of

TeeVee Toons, Inc. — debtor in possession (“TVT”) to the Company pursuant to the terms and conditions of the form of asset purchase agreement provided to the Bankruptcy Court. On July 3, 2008 the Company and TVT entered into a definitive purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company (i) acquired substantially all of the assets of TVT’s record label business operations including, but not limited to, master recordings, artists’ agreements, certain inventory, accounts receivable and a real property lease and (ii) assumed certain liabilities of TVT related to the Assets that the Company elected to acquire. For accounting purposes, the asset purchase was treated as a business combination. The results of operations from the TVT acquisition are included in our consolidated financial results beginning July 3, 2008.

We are a global leader in digital media services, controlling and distributing more than 1,340,000 music and other audio recordings, or tracks, and approximately 4,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority stockholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g., China Mobile, Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, branded entertainment programs, film, advertising, gaming and television licensing and other related services.

Significant Customers

Since inception through December 31, 2008, our revenue has been derived primarily from the distribution of digital music content. Two customers, iTunes and eMusic, account for a significant portion of our total revenue and related accounts receivable. For the years ended December 31, 2008 and 2007, iTunes represented 55% and 54% of total revenue and eMusic represented 8% and 11% of total revenue, respectively. Accounts receivable from iTunes were 26% and 34% of total accounts receivable at December 31, 2008 and 2007, respectively. Accounts receivable from eMusic were 8% and 14% of total accounts receivable at December 31, 2008 and 2007, respectively.

Sources of Revenues

Our revenues are derived from the following sources:

•	Permanent Downloads. In aggregate terms, our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, multiplied by the average number of times our music recordings are downloaded, multiplied by the average fee paid to us by each retailer. The download rates for our music recordings are driven primarily by the overall size and growth of the digital music market, the popularity and demand for the recordings we make available, the number and nature of the digital music services through which we make the recordings available to consumers, and our territorial distribution rights. We negotiate the fee we receive per download in advance at the time we enter into an agreement with a digital music retailer.
•	Subscription Download Services on the Internet. We also generate revenues from services that offer consumers the ability to download up to a certain number of recordings each month for a fixed subscription fee. In such models, we typically receive a percentage of the total revenue pool generated by the service, after contractually specified costs and deductions, based on our share of total downloads in the service during the billing period.
•	Subscription Streaming Fees. Some digital music retailers distribute our music recordings via streaming on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue (after contractually specified costs and deductions) based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period, although the exact formulations by which our revenue is derived varies among services. Following the termination of their subscription, consumers are not able to play our music recordings.
•	Mobile Services. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and mastertones. Most mobile services generally make available to

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

Combined revenue from digital downloads and subscription fees comprised approximately 78% of our total revenue for each of the years ended December 31, 2008 and 2007. Approximately 11% and 10% of our revenue for the years ended December 31, 2008 and 2007, respectively, was derived from mobile services.

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

Our cost of revenues and corresponding gross profit is determined by the revenues earned on our available music, audio and video content. In our digital distribution agreements with content owners, which usually have terms of three to five years, we typically have an exclusive right to collect revenue directly from the digital entertainment services. We then pay a negotiated revenue sharing percentage to the content owner.

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

While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music and audio recordings are a statutory rate in the United States, which was $.09 for 2008 and 2007.

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

Seasonality

We have experienced increased net sales in our first and fourth quarters compared to other quarters in our fiscal year. We suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, because this is the peak time for sales of music recordings in physical format, portable digital music players and other digital music listening and video devices including mobile phones (generally ascribed to increased consumer spending due to the holidays).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Revenue Recognition and Assessing the Collectibility of Accounts Receivable

We follow the provisions of Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition in Financial Statements (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Our distribution revenue from the sale of music recordings through digital distribution channels is recognized when the products are sold by the digital service providers, which provide us with periodic notification of the sales.

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during 2008 and 2007.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. During 2008 and 2007, revenues from physical sales were not significant.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues and cost from shipping and handling were not significant in 2008 or 2007.

Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable therefore generally consists of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectability of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although in the fourth quarter of 2008 we incurred a loss for bad debt of approximately $448,000 and may incur additional losses in the future. We maintained a bad debt allowance of $969,586 at December 31, 2008 and $427,000 at December 31, 2007.

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

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

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

Share-Based Compensation

We recognize compensation expense under the provisions of SFAS No. 123 (revised 2004), Share-Based Compensation. As a result, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. This estimation of the fair value of each share-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the compensatory element under the Trinomial Lattice Model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), a risk-free interest rate, dividend yield, and assumptions as to volatility of the underlying equity security. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock on the historical volatility for our peer group public companies because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI and TVT Records as a result of the Merger and acquisition of TVT’s assets. We will review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for our company as of the beginning of fiscal year 2009. The implementation of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS 141R would have an impact on the accounting for any business we may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is prohibited. After its effective date, SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly-owned businesses we may acquire in the future

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management has determined at this time that this pronouncement does not apply to any of our transactions.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3 Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS 157 as of January 1, 2008. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

The FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises in December 2008, which was effective upon issuance. Management has determined that this pronouncement does not apply to any of our transactions.

In December 2008, the FASB issued FASB Staff Position SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on disclosure of plan assets of defined benefit pensions or other postretirement plans and is effective for fiscal years ending after December 15, 2009. Management has determined that this pronouncement does not apply to any of our transactions.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20”). FSP EITF 99-20 deals with securitized financial assets and other than temporary impairment. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Management has determined that this pronouncement does not apply to any of our transactions.

Internal Control over Financial Reporting

In connection with the audit for the year ended December 31, 2007, our independent auditors identified significant deficiencies in our internal control over financial reporting regarding our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which is due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our internal controls over financial reporting. During 2008, management implemented various remedial actions to address the above mentioned significant deficiencies. Management believes that these significant deficiencies have been effectively remediated in conjunction with the Company's 2008 Sarbanes 404 Implementation Project. See Item 9A(T) for additional discussion of remedial action implemented by management during 2008.

Factors Affecting Future Results

We have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on increasing revenue while controlling and limiting expenses at current levels. Some of the current industry conditions and factors that we expect could have a significant impact on our future results are discussed below:

Factors Impacting Revenue and Download Rates for Music Content.  Achieving profitable growth will require continued growth in the overall market for digital retail sales of music, video and other forms of media and our ability to maintain a competitive suite of digital distribution and service offerings that will be attractive to independent record labels and other owners of digital media content. We expect continued competition from entrenched music distribution companies moving more aggressively into the digital sector (e.g., the distribution companies owned by the four major music companies), other independent distributors and new entrants to the market. We believe that our revenue and download rates for music content might be affected by a number of macro-factors, including:

•	The general economic recession;
•	Overall growth of the legitimate retail consumer market for digital music, in the context of a still robust so-called peer-to-peer (P2P) pirate market;
•	Amount of additional digital music and video recordings that are made available to consumers from all sources and the impact on average sales that results from having an increasing amount of music and video content available within the retail channels;
•	The pressure variable pricing or other structural change to other download pricing models will have on the expectations of the consumer for the cost of downloading tracks;
•	The speed and efficacy with which new digital entertainment services — either through traditional a la carte downloads or subscription models or new forms of music retail such as advertising-based or P2P models — enter and grow the market; and
•	The speed and efficacy with which digital music retailers invest on one hand in product enhancements that allow them to more dynamically serve music to targeted subgroups (e.g., ethnic nationals living abroad) and, on the other hand, particularly with respect to mobile operators, integrate their sophisticated marketing segmentation and direct marketing capabilities more closely with demographically-based music marketing.

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

Operating Expenses.  Our operating expenses include all costs associated with general and administrative expenses, sales and marketing and product development in order to operate the business. These expenses increased in each of the past three years as we added additional personnel dedicated to expanding our operations and broadening our product and service offerings and due to costs associated with being a public company, such as professional and filing fees.

Business Development.  We plan to continue to build our core music and video businesses by building on our established digital distribution relationships and by adding additional record labels and content owners, showcasing top-tier global artists, expanding our marketing capabilities and offering physical distribution to select labels. We also plan to continue to develop our broad services platform, including:

•	Marketing and technology programs to service brands, consumer packaged goods companies and other businesses integrating music with their marketing objectives;

•	Placement of master recordings for synchronization use in advertising, film and television programs;
•	Mechanical licensing and administration of music publishing for digital sales in the United States; and
•	Collection of sound performance recording royalties globally, among other offerings.

Results of Operations

The following table sets forth items in our consolidated statements of operations in dollars and as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Years Ended December 31,
	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$57,355,916	100.0%	$28,548,834	100.0%
Cost of revenues	40,272,293	70.2%	20,893,414	73.2%
Gross profit	17,083,623	29.8%	7,655,420	26.8%
Operating expenses	19,699,730	34.3%	14,355,998	50.3%
Other (income) expense	(361,524)	(0.6)%	901,738	3.1%
Net loss	$(2,254,583)	(3.9)%	$(7,602,316)	(26.6)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$36,784,654	64.1%	$17,376,324	60.9%
Subscriptions(1)	7,709,446	13.4%	4,980,071	17.4%
Mobile services	6,455,895	11.3%	2,776,008	9.7%
Physical	622,965	1.1%	296,703	1.0%
Other	5,782,956	10.1%	3,119,728	11.0%
Total	$57,355,916	100.0%	$28,548,834	100.0%
Average number of music recordings available for downloading during the period	1,199,000	—	713,000	—
Number of music recordings available for downloading at the end of the period	1,341,000	—	1,056,000	—
Number of paid downloads during the period	51,062,000	—	23,287,000	—

(1)	Includes subscription download and streaming services on the internet, including revenues from eMusic of $4,531,245 and $3,014,494 for the years ended December 31, 2008 and 2007, respectively.

Comparison of Year Ended December 31, 2008 to December 31, 2007

Revenues.  Revenues increased to approximately $57.4 million for the year ended December 31, 2008 from approximately $28.5 million for the year ended December 31, 2007. Revenue from digital distribution (permanent downloads and subscription services) increased to approximately $44.5 million in 2008 from approximately $22.4 million in 2007, primarily as a result of the increase in paid downloads, as well as the increase in the number of recordings available for download as a result of the combined operations following the Merger. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale, which increase resulted from organic growth and the effects of the Merger. The increase in paid downloads is also in part due to a more efficient distribution process, which resulted in part from launch of our proprietary V.E.C.T.O.R.TM system in 2007. Digital distribution revenue in 2008 includes approximately $1.2 million from TVT. Revenue from mobile distribution increased to approximately $6.5 million for the year ended December 31, 2008 from approximately $2.8 million for the year ended December 31, 2007, as a result of adding additional mobile stores, increased available content for our mobile channel partners and overall favorable industry trends, as well as the impact of the Merger. Mobile revenue in

2008 includes approximately $0.5 million from TVT. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales, and other sources such as fees charged to non-retail clients and service fees charged to digital music retailers, increased to approximately $6.4 million for the year ended December 31, 2008 from approximately $3.4 million for the year ended December 31, 2007, primarily due to greater exploitation of digital assets. Other revenue in 2008 includes approximately $0.2 million from TVT.

Cost of revenues.  Our cost of revenues increased to approximately $40.3 million for the year ended December 31, 2008 from approximately $20.9 million for the year ended December 31, 2007. Royalty expense from digital distribution (permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $38.5 million in 2008 from approximately $19.5 million in 2007, primarily related to the increase in overall revenues and which includes the impact of the Merger. During the years ended December 31, 2008 and 2007, our royalties paid to artists, labels and other content owners and other costs from digital distribution (permanent downloads and subscription services) and mobile services amounted to approximately 67% and 68% of revenues, respectively. Other costs of revenues increased to approximately $1.8 million in 2008 as compared to approximately $1.4 million in 2007. Gross profit margin increased to approximately 29.8% of revenues in 2008 from approximately 26.8% of revenues in 2007, predominantly because of the sales mix of distributed label sales in the year ended December 2008 compared to 2007 as well as the higher margins associated with the sale of TVT-owned content and the impact of the Merger.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$9,591,594	48.7%	$8,465,344	59.0%
Professional and consulting fees	4,726,138	24.0%	2,681,731	18.7%
Office expenses	2,326,246	11.8%	1,399,431	9.7%
Travel expenses	935,122	4.7%	869,354	6.1%
Marketing	711,531	3.6%	461,413	3.2%
Other expenses	1,409,099	7.2%	478,715	3.3%
Total	$19,699,730	100.0%	$14,355,988	100.0%

Operating expenses increased to approximately $19.7 million for the year ended December 31, 2008 compared to approximately $14.4 million for the year ended December 31, 2007, due to the increase in professional services, office expenses, employee expenses and other expenses.

Professional and consulting fees increased to approximately $4.7 million for the year ended December 31, 2008 compared to approximately $2.7 million for the year ended December 31, 2007. The increase in professional fees was primarily related to one-time costs incurred in 2008, of $0.2 million associated with the integration of TVT Records, and $0.2 million expenses associated with the Company remediating identified internal control deficiencies and improving its internal control. The Company also had an increase in public company costs, including filing fees, independent audits, and legal fees of $1.3 million compared to $0.3 million in 2007 and various other consulting services of $3.0 million compared to $2.4 million in 2007.

Office expenses increased to approximately $2.3 million compared to approximately $1.4 million for the years ended December 31, 2008 and 2007, respectively. Office expenses increased due to $0.2 million of higher rental expenses for additional offices following the merger with DMGI and acquisition of assets from TVT Records, $0.1 million related to duplicate office costs, $0.2 million of increased depreciation expense as result of increased property, plant and equipment, $0.1 million of increased telecommunication costs and $0.3 million of increased other miscellaneous items.

Personnel-related expenses increased to approximately $9.6 million for the year ended December 31, 2008 compared to approximately $8.5 million for the year ended December 31, 2007. For the year ended

December 31, 2008, we incurred a full year of stock based compensation expense compared to only 47 days in the prior year for a difference of $0.9 million. An increase in head count contributed another $1.8 million to the overall increase, including bonus expense. In 2007, we had a one-time non-cash compensation expense of $1.6 million which was not incurred in 2008.

Other expenses increased approximately $0.9 million from approximately $0.5 million in 2007 to $1.4 million in 2008. We incurred approximately $0.4 million and zero, for the years ended December 31, 2008 and 2007 related to foreign exchange transactional loss on its foreign sales and collections primarily, as a result of the devaluation of foreign currency in fourth quarter of 2008. Bad debt expense also increased to approximately $0.7 million from approximately $0.4 million for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, we incurred expense of approximately $0.2 million for a full year’s worth of corporate related insurance costs for coverage such as directors’ and officers’ and errors and omissions liability insurance in comparison to approximately zero for the year ended December 31, 2007.

Other income (expense) increased by approximately $1.3 million from approximately $0.9 million of expense in 2007 to $0.4 million of income in 2008. In 2007, we incurred interest expense of $0.4 million and beneficial conversion charges of $0.5 million. In 2008, we monetized $0.3 million of contracts acquired in the acquisition of assets of TVT, earned $0.2 million of interest income on cash balances on hand, and incurred $0.1 million of expense related to disposal of property and equipment.

Liquidity and Capital Resources

We have incurred net losses of $2.3 million and $7.6 million for the years ended December 31, 2008 and 2007, respectively. Historically, we have received funds from Dimensional (our majority shareholder) to operate our business. However, subsequent to the Merger, we do not expect this to continue. At December 31, 2008, we had approximately $4.5 million in cash and cash equivalents. Management believes that we have sufficient resources from cash balances on-hand and cash flow to be generated from operations to fund our net cash commitments and requirements over the next 12 months. In addition, on February 5, 2009, we entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, we can borrow an amount that does not exceed 80% of our eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The facility is for one year. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

Cash Flows for the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operations for the year ended December 31, 2008 was approximately $2.2 million. The reconciliation of net loss of approximately $2.3 million to net cash provided by operations for the year ended December 31, 2008 included non-cash charges for depreciation and amortization of approximately $1.5 million, bad debt expense of approximately $0.7 million and stock-based compensation of approximately $1.0 million. These net non-cash charges were supplemented with working capital reductions of approximately $1.3 million, which includes a $0.1 million charge related to netting of stock-based compensation. Net cash used in operations for the year ended December 31, 2007 was approximately $4.3 million. The reconciliation of net loss of approximately $7.6 million to net cash used in operations for the year ended December 31, 2007 included non-cash charges for depreciation and amortization of approximately $0.3 million, bad debt expense of approximately $0.4 million, approximately $0.5 million related to a beneficial conversion feature and stock-based compensation of approximately $2.3 million. These net non-cash charges were partially offset by a $0.2 million increase in working capital.

We used $8.3 million of cash in order to fund our investing activities in 2008. We purchased property and equipment of approximately $1.1 million to help fund our growth. We purchased the assets of TVT for approximately $6.1 million, including approximately $1.0 million of transaction costs, and incurred an additional $0.8 million of final costs related to the Merger. We also issued a loan receivable of $0.5 million to a label, of which approximately $0.2 million has been repaid. In 2007, our investing activities resulted in a net cash contribution of approximately $8.9 million, primarily as a result of the Merger, but our investing activities also used approximately $0.5 million in connection with the purchase of property and equipment.

For the year ended December 31, 2008, we did not have any financing activity. Cash provided from financing activities for the year ended December 31, 2007 was approximately $4.4 million as a result of the proceeds from the issuance of additional convertible debt to Dimensional.

As of December 31, 2008, we had cash and cash equivalents of approximately $4.5 million and a working capital deficit of approximately $0.5 million, compared to cash and cash equivalents of approximately $10.6 million and working capital of approximately $7.1 million at December 31, 2007.

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

In May 2006, Orchard NY issued 7,931,000 shares of its Series A Convertible Preferred Stock and 7,931,000 shares of its Series B Convertible Preferred Stock to Dimensional in exchange for the conversion and cancellation of convertible debt with a principal balance of approximately $7.9 million (the outstanding convertible debt principal balance at December 31, 2005). Accrued interest relating to this debt was not cancelled at this time. At December 31, 2006, the outstanding principal balance of the Dimensional convertible debt was approximately $6.6 million and the outstanding balance of the accrued interest was approximately $1.2 million (which included interest on the approximately $7.9 million debt cancelled in May 2006). Interest expense on the convertible debt was approximately $0.5 million for the year ending December 31, 2006.

In 2007 and prior to the Merger, Orchard NY undertook two recapitalizations (a July 2007 recapitalization and a September 2007 recapitalization) whereby Dimensional agreed to convert its then outstanding convertible debt in exchange for shares of preferred stock of Orchard NY and forgave accrued interest. These recapitalizations are described in Note 11 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. In November 2007, we amended the September 2007 recapitalization to recharacterize $600,000 of funding as a loan payable instead of a capital contribution. We repaid this $600,000 loan in November 2007.

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

At December 31, 2008 and 2007, respectively, we had 448,707 and 446,918 shares (and 1,115 and 1,915 shares awarded that are subject to deferred stock awards) of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.33 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share at the conversion rate of 3.33 to 1) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

As of December 31, 2008 and 2007, we had no outstanding convertible debt owed to Dimensional.

Secured Credit Facility

We may incur indebtedness under our secured credit facility as described above in “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements.

Related Party Transactions

From time to time, we have amounts due to and receivables from companies under common ownership with Dimensional. These amounts are billed and paid on a regular basis in the ordinary course of our business. We had a net receivable from affiliates of $1,012,658 and $1,075,602 at December 31, 2008 and December 31, 2007, respectively.

Our relationships with these related parties include the following:

•	Operating Lease With Affiliate — In April 2006, we began utilizing space subleased by eMusic, with no formal sublease agreement in place. We paid the lessee directly for the space utilized. In August 2007, the sublease to this space was assigned by eMusic to us, accordingly there is no related party expense for the year ended December 31, 2008. We incurred an expense of $193,696 related to the sublease for the year ended December 31, 2007. The lease expired in January 2009.
•	Legal Costs — One firm engaged by us to represent our general business interests employs a family member of one of our Directors. Amounts included in operating expenses in connection with the services performed by this firm were $478,143 for the year ended December 31, 2008 and $2,263 for the year ended December 31, 2007. In addition, in 2008 and 2007 we incurred $178,354 and $1,070,109 of expenses, respectively, for fees in connection with the services performed by this firm related to the transaction costs of the Merger and acquisition of assets of TVT.
•	Distribution Services with eMusic — eMusic (an entity controlled by Dimensional) provides digital music distribution services to our company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. We recently entered into a new agreement effective January 1, 2009. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the internet through June 30, 2010. Under the agreement, we have a “most favored nation” clause, which provides that we are entitled to better royalty terms if eMusic allows any other independent record label such better terms. Amounts included in revenues in connection with these services were $4,531,245 and $3,014,494 for the years ended December 31, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,012,658 and $1,075,602 at December 31, 2008 and December 31, 2007, respectively. In addition, one of our Directors has served as the interim CEO of eMusic since October 2008 and on March 17, 2009 was formally appointed the CEO of eMusic.

We have distribution agreements with certain labels whereby it is not permitted to charge distribution fees to the label or artist for sales by eMusic. For the years ended December 31, 2008 and 2007, we recognized revenues of $759,379 and $840,629, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

•	Revenue Sharing Agreement with CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, we are obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. We recorded $31,933 and $48,212 for the years ended December 31, 2008 and 2007, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense is included in cost of revenues in the accompanying consolidated statements of operations.

For more information relating to our related party transactions, see Note 16 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (Marcum & Kliegman LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages F-1 to F-32 of this annual report on Form 10-K are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Internal Control over Financial Reporting.  In connection with the audit of our 2007 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constituted a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which was due in part to the small size of our company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area.

To ensure the proper remediation of the above-mentioned significant deficiencies, management implemented the following actions during 2008.

•	We have engaged a reputable accounting firm with extensive experience in internal controls and Sarbanes-Oxley Act compliance to assist us in the identification and documentation of key controls for each of our key financial reporting processes. In connection with our Sarbanes 404 Implementation Project during 2008, key policies and procedures have been formalized and documented in the form of process narratives for the financial accounting area. These process narratives have been properly discussed with and disseminated to our accounting staff.
•	We have increased our accounting staff, refined their roles and responsibilities and realigned their work flow to ensure proper monitoring review and supervision. As appropriate and deemed necessary, we have brought in additional resource to manage the accounting work load. We have also updated the respective skill sets of our accounting staff as we solidified the leadership of our finance and accounting department. In connection with our Sarbanes 404 Implementation Project in 2008, our accounting staff has been specifically trained to ensure the timely and proper completion of our key control activities.

•	We have replaced our accounting system and successfully implemented the new Great Plains general ledger system in 2008 to help strengthen the integrity and timeliness of our financial reporting process.
•	We have formalized our disaster recovery plan in 2008 and tested it during the fourth quarter for its operating effectiveness.
•	Leveraging the positive momentum driven by the Sarbanes 404 Implementation Project, management is in the process of implementing the following initiatives to further enhance our control environment:
•	Updating or developing operating manuals for key accounting areas using existing process narratives;
•	Developing a formal program to cross-train our accounting staff; and
•	Conducting quarterly testing of our key controls to ensure their operating effectiveness.

(c) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management's report in this annual report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2008, or our “2009 Proxy Statement.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” contained in our 2009 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated hereof by reference to our 2009 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1)	Consolidated Financial Statements.

Reference is made to the “Report of Independent Registered Public Accounting Firm” (Marcum & Kliegman LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” under Item 8 of Part II hereof appearing on pages F-1 through F-32 hereto, which are incorporated herein by reference.

(2)	Financial Statement Schedule.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits.

Exhibit Number	Description of Exhibit
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)
4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	2008 Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.2	Non-Executive Directors Compensation Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.3	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit D of Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 4, 2006)†
10.5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128687) filed on September 29, 2005)
10.6	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)†

Exhibit Number	Description of Exhibit
10.7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)†
10.8	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.12	Employment Agreement dated April 20, 2008 between Stephen Haase and Registrant.*†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.20	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††

Exhibit Number	Description of Exhibit
10.21	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.22	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.23	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l and Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
21.1	Schedule of Significant Subsidiaries*
23.1	Consent of Marcum & Kliegman, LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: March 30, 2009	By: /s/ Greg Scholl Greg Scholl Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greg Scholl and Nathan Fong, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Greg Scholl Greg Scholl	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2009
/s/ Nathan Fong Nathan Fong	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009
/s/ Michael Donahue Michael Donahue	Chairman of the Board and Director	March 30, 2009
/s/ David Altschul David Altschul	Director	March 30, 2009
/s/ Viet Dinh Viet Dinh	Director	March 30, 2009
/s/ Nate Peck Nate Peck	Director	March 30, 2009
/s/ Danny Stein Danny Stein	Director	March 30, 2009
/s/ Joel Straka Joel Straka	Director	March 30, 2009

II-1

THE ORCHARD ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
The Orchard Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of The Orchard Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and redeemable preferred stock, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Orchard Enterprises, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, NY
March 27, 2009

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,521,027	$10,636,618
Accounts receivable – net (including amounts from related parties of $1,012,658 at 2008 and $1,075,602 at 2007)	12,576,934	7,635,526
Inventory	133,404	—
Royalty advances	2,720,119	3,508,417
Prepaid expenses and other current assets	980,226	440,141
Total current assets	20,931,710	22,220,702
Royalty advances, less current portion	2,152,169	1,257,803
Music and audio content – net	5,604,500	4,168,179
Property and equipment – net	1,609,467	1,045,755
Intangible assets – net	907,472	—
Goodwill	26,463,900	24,327,806
Other assets	410,284	74,434
TOTAL ASSETS	$58,079,502	$53,094,679
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$907,661	$1,085,270
Accrued royalties	17,756,902	12,307,744
Accrued expenses	1,223,717	1,135,780
Deferred revenue	1,534,702	543,329
Total current liabilities	21,422,982	15,072,123
Commitments and contingencies (See Note 18)
REDEEMABLE PREFERRED STOCK:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated as of December 31, 2008 and 2007; 448,833 shares issued as of December 31, 2008 and 2007; 448,707 and 448,833 shares outstanding as of December 31, 2008 and 2007; liquidation preference of $24,992,980 and $25,000,000 as of December 31, 2008 and 2007	7,015,276	7,017,245
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,000,000 shares authorized and 448,833 shares designated and 551,167 shares undesignated as of December 31, 2008 and 2007; no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized as of December 31, 2008 and 2007; 6,276,609 and 6,155,127 shares issued and outstanding as of December 31, 2008 and 2007	62,766	61,551
Additional paid-in capital	55,926,156	55,050,780
Accumulated deficit	(26,347,793)	(24,093,210)
Accumulated other comprehensive income (loss)	115	(13,810)
Total stockholders’ equity	29,641,244	31,005,311
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$58,079,502	$53,094,679

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
Revenues (including amounts from related parties of $4,531,245 in 2008 and $3,014,494 in 2007)	$57,355,916	$28,548,834
Cost of revenues (including amounts to related parties of $31,933 in 2008 and $48,212 in 2007)	40,272,293	20,893,414
Gross profit	17,083,623	7,655,420
Operating expenses (including amounts to related parties of $478,143 in 2008 and $195,959 in 2007)	19,699,730	14,355,998
Loss from operations	(2,616,107)	(6,700,578)
Other income (expense):
Beneficial conversion feature	—	(477,430)
Interest income	171,168	37,797
Interest expense to related party	—	(423,009)
Other	190,356	(39,096)
Total other income (expense)	361,524	(901,738)
Net loss	$(2,254,583)	$(7,602,316)
Loss per share – basic and diluted	$(0.36)	$(3.18)
Weighted average shares outstanding – basic and diluted	6,267,972	2,390,388

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
REDEEMABLE PREFERRED STOCK
For the Years Ended December 31, 2008 and 2007

	Redeemable Series A Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Stock Subscription on Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance – January 1, 2007 – Orchard NY	—	—	7,931,000	$7,931	7,931,000	$7,931	—	$—	1,762,444	$1,763	$(1,478)	$7,998,593	$(16,490,894)	$(1,150)	$(8,477,304)	$(5,971,924)
Conversion of convertible debt to related party	—	—	10,700,000	10,700	10,478,545	10,478	850,000	850	—	—	—	11,405,402	—	—	11,427,430	—
Issuance of preferred stock to related party	—	—	465,000	465	439,425	439	—	—	—	—	—	464,096	—	—	465,000	—
Receipt of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,478	—	—	—	1,478	—
Forgiveness of interest by related party	—	—	—	—	—	—	—	—	—	—	—	1,642,945	—	—	1,642,945	—
Issuance of common stock	—	—	—	—	—	—	—	—	2,801,669	2,802	—	1,033,815	—	—	1,036,617	—
Issuance of deferred stock awards	—	—	—	—	—	—	—	—	1,185,027	1,185	—	919,968	—	—	921,153	—
Elimination of Orchard NY historical equity accounts	—	—	(19,096,000)	(19,096)	(18,848,970)	(18,848)	(850,000)	(850)	(5,749,140)	(5,750)	—	44,544	—	—	—	—
Conversion of Orchard NY shares into Series A preferred stock of the Company	448,833	7,017,245	—	—	—	—	—	—	—	—	—	(7,017,245)	—	—	(7,017,245)	—
Conversion of Orchard NY shares into Company common stock	—	—	—	—	—	—	—	—	3,020,593	30,206	—	(30,206)	—	—	—	—
Shares of DMGI outstanding at the Merger	—	—	—	—	—	—	—	—	3,021,202	30,212	—	38,514,782		—	38,544,994	—
Share-based compensation related to stock options and restricted stock	—	—	—	—	—	—	—	—	113,332	1,133	—	74,086	—	—	75,219	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,660)	(12,660)	(12,660)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,602,316)	—	(7,602,316)	(7,602,316)
Balance – December 31, 2007	448,833	$7,017,245	—	$—	—	$—	—	$—	6,155,127	$61,551	$—	$55,050,780	$(24,093,210)	$(13,810)	$31,005,311	$(7,614,976)
Share-based compensation related to stock options and restricted stock	—	—	—	—	—	—	—	—	140,573	1,406	—	954,774	—	—	956,180	—
Common stock withheld upon vesting of restricted stock grants and deferred stock	(126)	(1,969)	—	—	—	—	—	—	(19,091)	(191)	—	(79,398)	—	—	(79,589)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	13,925	13,925	13,925
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,254,583)	—	(2,254,583)	(2,254,583)
Balance – December 31, 2008	448,707	$7,015,276	—	$—	—	$—	—	$—	6,276,609	$62,766	$—	$55,926,156	$(26,347,793)	$115	$29,641,244	$(2,240,658)

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,254,583)	$(7,602,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,451,239	347,104
Bad debt expense	650,945	387,000
Loss on disposition and write downs of property and equipment	59,189	69,467
Beneficial conversion feature	—	477,430
Share-based compensation	956,180	2,282,989
Changes in operating assets and liabilities:
Accounts receivable	(4,592,353)	(3,244,713)
Inventory	11,596	—
Royalty advances	1,212,932	(2,269,911)
Prepaid expenses and other current assets	(540,085)	(99,274)
Other assets	(2,517)	(43,934)
Accounts payable	(1,284,167)	728,672
Accrued royalties	5,449,158	4,437,745
Accrued expenses	87,937	(412,406)
Due to affiliated entities	—	(46,286)
Deferred revenue	991,373	307,531
Accrued interest payable to a related party	—	415,008
Net cash provided by (used in) operating activities	2,196,844	(4,265,894)
Cash flows from investing activities:
Purchases of property and equipment	(1,106,933)	(479,853)
Issuance of loan receivable	(500,000)	—
Repayment of loan receivable	166,667	—
Cash obtained in Merger with Digital Music Group, Inc.	—	11,234,022
Purchase of assets of TVT Records	(6,067,268)	—
Purchase of Digital Music Group, Inc.	(818,826)	(1,864,886)
Net cash (used in) provided by investing activities	(8,326,360)	8,889,283
Cash flows from financing activities:
Proceeds from issuance of convertible debt to a related party	—	4,950,000
Repayment of debt to a related party	—	(600,000)
Net cash provided by financing activities	—	4,350,000
Effect of exchange rate changes on cash and cash equivalents	13,925	(12,660)
(Decrease) increase in cash and cash equivalents	(6,115,591)	8,960,729
Cash and cash equivalents – Beginning of year	10,636,618	1,675,889
Cash and cash equivalents – End of year	$4,521,027	$10,636,618
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$8,001
Non-cash financing activities:
Issuance of preferred and common stock upon conversion of convertible debt payable to a related party	$—	$11,550,000
Additional contribution of capital by related party upon forgiveness of accrued interest payable	$—	$1,642,945
Common stock held upon vesting of restricted stock grants and deferred stock awards for tax withholding	$81,367	$—

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Organization and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. (“DMGI”), a Delaware corporation formed in April 2005, and hereinafter referred to as the “Company”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., a New York corporation formed in September 2000) (“Orchard NY”) through a merger of a wholly-owned subsidiary of the Company with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of the Company’s common stock (after giving effect to a one-for-three reverse stock split of the Company’s common stock that took effect on November 14, 2007) and 446,918 shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”). In addition, the Company assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards, which, pursuant to the terms of the Merger, now represent the right to receive 157,683 shares of the Company’s common stock (on a post-split basis) and 1,915 shares of Series A Preferred Stock. In connection with the Merger, Orchard NY became a wholly-owned subsidiary of the Company, with the former stockholders of Orchard NY collectively owning shares of the Company’s common and preferred stock representing approximately 60% of the voting power of the Company’s outstanding capital stock.

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

The presentation of consolidated statements of stockholders’ equity (deficit) and redeemable preferred stock reflects the historical stockholders’ equity of Orchard NY through November 12, 2007. The effect of the issuance of shares of the Company’s common stock and Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger on November 13, 2007 is reflected in the year ended December 31, 2007.

2. Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations since its inception and requires significant resources to fund its operations. The Company incurred net losses of $2,254,583 and $7,602,316 for the years ended December 31, 2008 and 2007, respectively. Historically, the Company has received funds from Dimensional Associates, LLC (“Dimensional”) (a controlling stockholder) to operate its business. However, subsequent to the Merger this funding was not continued. Management believes cash balances on-hand and cashflow generated from operations will be sufficient to fund the Company’s net cash requirements over the next 12 months. Should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.

3. Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates included in

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

these financial statements relate to assessing the collectability of accounts receivable, recoverability of royalty advances, the value of securities underlying share-based compensation, estimation of royalty expense, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful life and potential impairment of the Company’s property and equipment, goodwill and other intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Accounts Receivable — Accounts receivable represent amounts due from the sale of products and for services rendered. The Company provides allowances against trade receivables estimating losses resulting from customers’ inability to pay. The Company establishes allowances for doubtful accounts based on credit profiles of its retailers, current economic and industry trends, contractual terms and conditions and historic payment experience, as well as for known or expected events. The Company’s allowance for doubtful accounts was approximately $969,586 and $427,000 as of December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments — The carrying value of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and accrued royalties approximates their fair value due to the short-term nature of these items.

Inventories — Inventories consist of cassettes, CDs, vinyl and component parts stated at the lower of average cost on the first-in, first-out basis or market value.

Foreign Currency Translation — The Company has foreign operations where the functional currency has been determined to be the local currency. The functional currency of the Company’s subsidiary in the United Kingdom has been determined to be the British Pound. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains and losses are recognized in the determination of net loss.

Concentrations of Credit Risk — The Company’s customers are primarily commercial organizations headquartered in the United States. Accounts receivable are generally unsecured. The revenues from two customers, Apple Inc.’s iTunes Music Service (“iTunes”) and eMusic.com Inc. (“eMusic”), which is controlled by the Company’s majority stockholder, account for a significant portion of the Company’s total revenues. Revenues from iTunes were approximately 55% and 54% of total revenues, and revenues from eMusic were approximately 8% and 11% of total revenues for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from iTunes were approximately 26% and 34% of total accounts receivable, and accounts receivable from eMusic were approximately 8% and 14% of total accounts receivable as of December 31, 2008 and 2007, respectively.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

The Company classifies royalty advances as short-term or long-term based on the expectations of when these advances will be recovered. The decision to capitalize an advance to a content owner as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music, and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is expensed. All royalty advances are assessed for recoverability periodically, at minimum, on a quarterly basis. For the years ended December 31, 2008 and 2007, all royalty advance amounts were recoverable.

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

Music and Audio Content — Music and Audio Content consists of digital distribution agreements, digital rights and master recordings, which are stated at cost or estimated fair value at the date of acquisition, less accumulated amortization. Digital distribution agreements represent the cost paid to acquire music catalogues for distribution and the estimated fair value assigned to the acquired catalogues of DMGI and TeeVee Toons, Inc. (“TVT Records”). Amortization of digital distribution agreements is determined using the straight-line method over the remaining term of the related agreement, which ranges from two to ten years. The Company has capitalized the cost of the acquired digital rights and master recordings owned by DMGI and TVT Records and is amortizing these assets using the straight-line method over a period of ten years.

Goodwill — Goodwill represents the excess purchase price over the estimated fair values of the net tangible and intangible assets of DMGI and TVT Records. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will test goodwill for impairment on at least an annual basis using the fair value approach.

Internal-Use Software Development Costs — In accordance with AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years. For the years ended December 31, 2008 and 2007, the Company capitalized $0 and $215,997, respectively, of internal-use software development costs.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2008, the Company has not recorded any impairment charges on its long-lived assets.

Revenue Recognition — The Company follows the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

The Company’s distribution revenue from the sale of recorded music products through digital distribution channels is recognized when the products are sold by the digital service providers who provide the Company with periodic notification of the sales.

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), the Company allocates revenues to each component of the contract based on objective evidence of its fair value. The Company recognizes revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant for the years ended December 31, 2008 and 2007.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. Net distribution revenues to the Company from such physical sales are recognized when reported by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributors based on past historical trends. Revenues from physical sales were not significant for the years ended December 31, 2008 and 2007.

Reimbursements received by the Company from its customers for encoding the Company’s music content in the appropriate digital format for use by the customer are recognized under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. Cash received in advance of providing the service is recorded as deferred revenue. Revenues from reimbursements received for encoding were not significant for the years ended December 31, 2008 and 2007.

Shipping and handling charges billed to customers are included in revenues and the costs associated with shipping physical products are recorded as costs of revenues. The physical products are the property of the recording labels and artists. Revenues and shipping and handling charges were not significant for the years ended December 31, 2008 and 2007.

Cost of Revenues — Cost of revenues includes the royalties owed to the artists and labels, costs of encoding digital music, shipping charges, digital delivery costs, and the depreciation of certain property and equipment. Royalties earned by labels, artists, songwriters, co-publishers, and other copyright holders, are recognized as an expense in the period in which the sale of the digital or physical music takes place and is included in cost of revenues in the accompanying consolidated statements of operations. The Company typically enters into a contractual arrangement with the label or artist under which the Company is obligated to pay royalties to the label or artist based on an agreed upon percentage of the total distribution revenues. The Company is normally obligated to pay the royalties within 45 days after the end of the quarter in which it receives the distribution revenues from the service provider.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

Product Development Costs — Costs incurred in connection with product development and testing are expensed as incurred. Product development costs for the years ended December 31, 2008 and 2007, were $0 and $252,309, respectively.

Income Taxes — The Company uses the asset and liability method to determine its income tax expense. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not. For the years ended December 31, 2008 and 2007, the Company maintained a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes in these years.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance or derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the Company had no significant uncertain tax positions. During the years ended December 31, 2008 and 2007, the Company recognized no adjustments for uncertain tax positions. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There are no interest and penalties related to uncertain tax positions during the years ended December 31, 2008 and 2007.

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income (loss) to reflect changes in stockholders’ equity that result from transactions and economic events from non-owner sources. The Company’s comprehensive loss for the years ended December 31, 2008 and 2007 consisted of net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	For the Years Ended December 31,
	2008	2007
Net loss	$(2,254,583)	$(7,602,316)
Foreign currency translation adjustment	13,925	(12,660)
Comprehensive loss	$(2,240,658)	$(7,614,976)

Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), Share-Based Payment (“SFAS 123(R)”), and began to recognize compensation expense for share-based awards, including employee stock option grants, based upon the grant date fair value over the requisite service period, which is generally the vesting period of the award.

Loss per Share — Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

number of shares is increased to include potentially dilutive securities using the treasury stock method. Because the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share because the effect of including them is anti-dilutive.

The Merger with Orchard NY in November 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. There is no dilutive effect on net loss per share in the years presented.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	December 31,
	2008	2007
DMGI Series A Preferred Stock	1,494,194	1,488,237
Stock options	565,465	265,890
Warrants	91,000	91,000
Total	2,150,659	1,845,127

Convertible Instruments — The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features (“EITF 98-5”), and EITF Issue No. 00-27, Application of EITF 98-5 to Certain Convertible Instruments. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Preferred Stock — The Company applies the guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly, the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock as a component of stockholders’ equity.

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The implementation of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15,

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management has determined at this time that this pronouncement does not apply to any of the Company’s transactions.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 classified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

3. Significant Accounting Policies  – (continued)

In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises (“FSP FIN 48-3”), which was effective upon issuance. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on disclosure of plan assets of defined benefit pensions or other postretirement plans and is effective for fiscal years ending after December 15, 2009. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20”). FSP EITF 99-20 deals with securitized financial assets and other than temporary impairment. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

4. Business Combinations

On November 13, 2007, the Company consummated a business combination with Orchard NY through the merger of a wholly-owned subsidiary of the Company with and into Orchard NY. Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of the Company’s common stock (after giving effect to a one-for-three reverse stock split of the Company’s common stock that took effect on November 14, 2007) and 446,918 shares of Series A Preferred Stock. In addition, the Company assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards, which, pursuant to the terms of the Merger, now represent the right to receive 157,683 shares of the Company’s common stock (on a post-split basis) and 1,915 shares of Series A Preferred Stock. In connection with the Merger, Orchard NY became a wholly-owned subsidiary of the Company, with the former stockholders of Orchard NY collectively owning shares of the Company’s common and preferred stock representing approximately 60% of the voting power of the Company’s outstanding capital stock.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

4. Business Combinations  – (continued)

The composition of the purchase price consideration is as follows:

Fair value of the DMGI common stock outstanding	$38,502,198
Fair value of DMGI stock options and warrants	42,796
Direct merger-related costs	2,898,712
Total purchase price consideration	$41,443,706

As of November 13, 2007, the closing date of the Merger, and after giving effect to a one-for-three reverse stock split of the Company’s common stock that took effect on November 14, 2007, the Company had 3,021,202 shares of common stock outstanding. The fair value of the Company’s common stock used in determining the purchase price was $12.74 per share, after giving effect to the one-for-three reverse stock split of the Company’s common stock, based on its average closing price on NASDAQ for the two days prior to through the two days subsequent to the Merger announcement date of July 11, 2007. The final estimated fair value of the DMGI stock options and warrants was determined using the Trinomial Lattice Model based on the number and terms of DMGI stock options and warrants outstanding on the closing date of the Merger. The Company’s merger-related costs include approximately $1,661,000 in legal, accounting and other direct costs and approximately $1,238,000 in employee termination, relocation, lease cancellation and other costs to be incurred with integrating and consolidating the merged operations.

The adjustments and methodology used in allocating the purchase consideration related to DMGI and in the preparation of the unaudited pro forma combined information presented below are based on estimates, available information and certain assumptions.

The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and assumed liabilities of DMGI is as follows:

Cash and cash equivalents	$11,234,022
Accounts receivable	1,649,348
Royalty advances	1,727,447
Other current assets	166,507
Property and equipment	261,853
Digital distribution agreements	1,510,123
Digital rights	1,938,030
Master recordings	654,404
Goodwill	25,146,632
Other assets	21,051
Accounts payable	(107,080)
Accrued royalties	(2,181,933)
Accrued expenses	(487,394)
Deferred revenue	(89,304)
Total net assets acquired	$41,443,706

On July 3, 2008, the Company acquired substantially all of the assets of TeeVee Toons, Inc. and/or its affiliates’ (“TVT Records”) record label business operations, including but not limited to, master recordings, artists’ agreements, certain inventory, accounts receivable and a real property lease (the “Assets”) and assumed certain liabilities of TVT Records related to the Assets that the Company elected to acquire (the “Acquisition”). The aggregate purchase price for the Assets was $5,050,000 (subject to reduction).

The transaction has been accounted for as a business acquisition using the purchase method of accounting as required by SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

4. Business Combinations  – (continued)

purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of TVT Records based on their estimated fair values as of the closing date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

The composition of the purchase price consideration is as follows:

Fair value of the net assets of TVT Records	$5,050,000
Direct acquisition-related costs	1,017,268
Total purchase price consideration	$6,067,268

The Company’s acquisition-related costs include approximately $957,000 in direct costs for legal and other professional fees and $60,000 related to other direct costs.

The allocation of the purchase price to the cash consideration of the net assets acquired is as follows:

Accounts receivable	$1,000,000
Royalty advances	1,319,000
Inventory	145,000
Assumed lease	700,000
Digital distribution agreements	2,262,500
Master recordings	82,500
Goodwill	1,317,268
Intangible assets – corporate trade names	266,000
Cure liabilities payable	(1,025,000)
Total net assets acquired	$6,067,268

Unaudited pro forma combined financial information is presented below as if the Merger and Acquisition occurred as of January 1, 2007. The results have been adjusted to account for the depreciation and amortization of property and equipment, assumed lease, digital distribution agreements, digital rights, master recordings and intangible assets. The pro forma financial information presented below does not purport to present what actual results would have been if the Merger and Acquistion had occurred at such date, nor does the information project results for any future period. The unaudited pro forma combined financial information for the year ended December 31, 2007 is as follows:

	For the Year Ended
	2008	2007
Revenues	$60,789,897	$57,535,637
Net loss	$(4,186,289)	$(25,640,674)
Loss per share – basic and diluted	$(0.67)	$(4.33)
Weighted average shares outstanding – basic and diluted	6,267,972	5,921,193

5. Inventory

Inventory consists of cassettes, CDs, vinyl, finished CDs and component parts totaling $133,404 and $0 at December 31, 2008 and 2007, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

6. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2008	2007
Computer and office equipment	3 – 5	$1,436,808	$900,034
Furniture and fixtures	3 – 7	129,005	127,786
Leasehold improvements	3 – 8	634,415	251,085
Capitalized software	5	342,418	215,997
		2,542,646	1,494,902
Less: accumulated depreciation		(933,179)	(449,147)
Property and equipment, net		$1,609,467	$1,045,755

Depreciation expense was $484,032 and $277,900 for the years ended December 31, 2008 and 2007, respectively.

7. Royalty Advances

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

Royalty advances comprise the following at:

	December 31,
	2008	2007
Balance at January 1	$4,766,220	$768,862
Royalty advances paid to content owners	5,464,292	4,874,184
Purchased from TVT Records	1,319,000	—
Royalty advances acquired in Merger	—	1,727,447
Less: recoupment of royalty advances	(6,677,224)	(2,604,273)
Balance at December 31	4,872,288	4,766,220
Current portion of royalty advances	2,720,119	3,508,417
Long-term portion of royalty advances	$2,152,169	$1,257,803

As set forth in Note 19, as of December 31, 2008, the Company also has contractual obligations to pay additional royalty advances of approximately $4.5 million during 2009 to 2012.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

8. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	December 31,
		2008			2007
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	5.94	$3,909,545	$(695,007)	$3,214,538	$1,646,269	$(48,921)	$1,597,348
Digital rights	8.92	1,938,030	(209,953)	1,728,077	1,938,030	(16,150)	1,921,880
Master recordings	8.98	736,904	(75,019)	661,885	654,404	(5,453)	648,951
Total Music and audio content		$6,584,479	$(979,979)	$5,604,500	$4,238,703	$(70,524)	$4,168,179

Amortization expense was $908,676 and $70,524 for the years ended December 31, 2008 and 2007, respectively.

The estimated future amortization expense of music content as of December 31, 2008 is as follows:

For the Years Ending December 31:
2009	$1,007,021
2010	660,801
2011	660,801
2012	660,801
2013	580,754
Thereafter	2,034,322
Total	$5,604,500

9. Assumed Intangible Assets

Intangible assets consist of the following:

	Weighted Average Remaining Amortization Period (Years)
		December 31, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	7.5	$700,000	$(43,750)	$656,250	—	—	—
Corporate trade name	8.5	266,000	(14,778)	251,222	—	—	—
Total Intangible assets		$966,000	$(58,528)	$907,472	—	—	—

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

9. Assumed Intangible Assets  – (continued)

Amortization expense was $58,528 and $0 for the years ended December 31, 2008 and 2007, respectively.

For the Years Ending December 31:
2009	$117,056
2010	117,056
2011	117,056
2012	117,056
2013	117,056
Thereafter	322,192
Total	$907,472

10. Recapitalization Transactions

In May 2006, through written consents of its stockholders and board of directors, Orchard NY amended and restated its certificate of incorporation and authorized (i) 20,000,000 shares of Orchard NY Series A convertible preferred stock (the “Orchard NY Series A Preferred Stock”) with a par value of $.001 per share, (ii) 20,000,000 shares of Orchard NY Series B convertible preferred stock (the “Orchard NY Series B Preferred Stock”) with a par value of $.001 per share, and (iii) an increase in the number of authorized shares of Orchard NY common stock from 5,000,000 to 40,000,000 shares with a par value of $.001 per share (collectively, the “May 2006 Recapitalization”). In connection with the May 2006 Recapitalization, the stockholders and board of directors of Orchard NY also authorized the issuance of (i) 7,931,000 shares of Orchard NY Series A Preferred Stock and (ii) 7,931,000 shares of Orchard NY Series B Preferred Stock in exchange for the conversion and cancellation of convertible debt held by Dimensional with a principal balance of $7,931,000 (see Note 11). Additionally, Orchard NY authorized the issuance of 284,832 shares of Orchard NY common stock to existing common stockholders, of which substantially all were employees of Orchard NY at the date of issuance. Orchard NY recognized $83,470 of compensation expense related to the issuance of these shares of Orchard NY common stock based on the estimated fair value of the common stock.

In July 2007, through written consents of its stockholders and board of directors, Orchard NY amended and restated its certificate of incorporation and authorized an increase in the number of authorized shares of (i) Orchard NY common stock from 40,000,000 to 80,000,000, (ii) Orchard NY Series A Preferred Stock from 20,000,000 to 30,000,000, and (iii) Orchard NY Series B Preferred Stock from 20,000,000 to 30,000,000 (collectively, the “July 2007 Recapitalization”). In connection with the July 2007 Recapitalization, the stockholders and board of directors of Orchard NY also authorized the issuance of (i) 10,700,000 shares of Orchard NY Series A Preferred Stock and (ii) 9,675,295 shares of Orchard NY Series B Preferred Stock in exchange for the conversion and cancellation of convertible debt held by Dimensional with a principal balance of $10,700,000. In connection with the July 2007 Recapitalization, Dimensional forgave $1,642,945 in accrued interest on the convertible debt that was contributed to capital. Additionally, Orchard NY authorized the issuance of 2,377,778 shares of Orchard NY common stock to existing common stockholders, of which substantially all were employees of Orchard NY at the date of issuance. Orchard NY recognized $879,778 of compensation expense related to the issuance of these shares of Orchard NY common stock based on the estimated fair value of the common stock.

In September 2007, through written consents of its stockholders and board of directors, Orchard NY amended and restated its Certificate of Incorporation and authorized 1,500,000 shares of Orchard NY Series C convertible preferred stock (the “Orchard NY Series C Preferred Stock”) (the “September 2007 Recapitalization”). In connection with the September 2007 Recapitalization, the stockholders and board of directors of Orchard NY also authorized the issuance of (i) 850,000 shares of Orchard NY Series C Preferred Stock and 803,250 shares of Orchard NY Series B Preferred Stock in exchange for the conversion and cancellation of

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

10. Recapitalization Transactions  – (continued)

convertible debt held by Dimensional with a principal balance of $850,000. Additionally, Orchard NY authorized the issuance of 314,866 shares of Orchard NY common stock to existing common stockholders, of which substantially all were employees of Orchard NY at the date of issuance. Orchard NY recognized $116,500 of compensation expense related to the issuance of Orchard NY shares of common stock based on the estimated fair value of the common stock.

11. Convertible Debt to Related Party

During 2003, Orchard NY entered into a loan agreement with Dimensional (the “Loan Agreement”) pursuant to which Dimensional agreed to loan Orchard $700,000. This initial loan was evidenced by a promissory note in the amount of $700,000 that, by its terms, was convertible into that number of shares of Orchard NY Series A Preferred Stock determined by dividing the principal balance by a conversion price of $1.00 per share of Orchard NY Series A Preferred Stock (i) at any time, at Dimensional’s sole option or (ii) automatically, upon the closing of a sale of 3,000,000 shares of Orchard NY Series A Preferred Stock pursuant to a stock purchase agreement between Orchard NY and Dimensional. The promissory note accrued interest at the prime rate as announced by Citibank N.A. plus 1.0% and was secured by substantially all of Orchard NY’s assets under a security agreement. The accrued interest was also due and payable on demand by Dimensional. In connection with the execution of the Loan Agreement in April 2003, the stockholders of Orchard NY entered into a stockholder agreement (the “Stockholder Agreement”), which provides that the board of directors of Orchard NY shall consist of five members, three of which will be designated by Dimensional so long as there are any loans outstanding under the Loan Agreement. Additionally, the Stockholder Agreement restricts Orchard NY’s ability to declare dividends, sell assets, incur indebtedness and issue shares of any class or series of capital stock without Dimensional’s written consent. During the remainder of 2003 through December 31, 2005, Dimensional periodically loaned to Orchard NY an additional $7,231,000 under the Loan Agreement on substantially the same terms and conditions as the initial $700,000 loan. These additional loans were not evidenced by any additional promissory notes.

During 2006, Dimensional periodically loaned additional amounts in the aggregate amount of $6,600,000 to Orchard NY under the Loan Agreement on substantially the same terms and conditions as the initial $700,000 loan. These loans were not evidenced by any additional promissory notes. Pursuant to the May 2006 Recapitalization (see Note 10), Dimensional agreed to convert $7,931,000 in outstanding convertible debt into 7,931,000 shares of Orchard NY Series A Preferred Stock and 7,931,000 shares of Orchard NY Series B Preferred Stock.

During 2007, Dimensional periodically loaned Orchard NY an additional $4,350,000 under the Loan Agreement on substantially the same terms and conditions as the initial $700,000 loan. These additional loans were not evidenced by any additional promissory notes. Pursuant to the July 2007 Recapitalization (see Note 10), Dimensional agreed to convert $10,700,000 in outstanding convertible debt into 10,700,000 shares of Orchard NY Series A Preferred Stock and 9,675,295 shares of Orchard NY Series B Preferred Stock. In connection with the July 2007 Recapitalization, Dimensional also agreed to forgive $1,642,945 in accrued interest, which was contributed to capital. Pursuant to the September 2007 Recapitalization (see Note 10), Dimensional agreed to convert the remaining $850,000 in outstanding convertible debt into 803,250 shares of Orchard NY Series B Preferred Stock and 850,000 shares of Orchard NY Series C Preferred Stock. In November 2007, Dimensional and Orchard NY agreed to re-characterize $600,000 of these proceeds that had been converted into preferred stock into a note payable. Because the original convertible debt was already converted to Orchard NY Series B Preferred Stock and Orchard NY Series C Preferred Stock in the September 2007 Recapitalization, the Company reversed $600,000 from additional paid-in capital and recognized a charge of $477,430 in other income (expense) for the embedded beneficial conversion feature created by the re-characterization using the intrinsic value method. At December 31, 2008 and 2007, there was no outstanding convertible debt.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

12. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Preferred Stock of which 448,707 and 448,833 shares were issued and outstanding as of December 31, 2008 and 2007, respectively, and 448,833 shares were issued as of December 31, 2008 and 2007. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at a rate of 3.33 common shares for each preferred share subject to adjustments for stock splits, combinations and distributions and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

In accordance with EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified the Series A Preferred Stock outside of permanent equity because the securities contain contingent redemption features that are not solely within the control of the Company. The securities are carried at their face value (representing fair value) because the contingency has not been met and it is not probable. If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

13. Stockholders’ Equity

Orchard NY — Before the Merger

The following describes the capital stock of Orchard NY as it existed prior to the Merger.

Series A Convertible Preferred Stock — Orchard NY Series A Preferred Stock (a) along with Orchard NY Series C Preferred Stock, is Orchard NY’s most senior class or series of securities, (b) has a liquidation preference of one times the amount of the original issue price of $1.00 per share plus any unpaid dividends on a pari passu basis with the holders of Orchard NY Series C Preferred Stock (and then participates with its common stock on an as converted basis), (c) earns a cumulative annual dividend equal to the prime rate as announced by CitiBank N.A. plus 1.0% (calculated on a monthly basis), and (d) is convertible into shares of Orchard NY common stock with a conversion ratio of one share of common stock for each share of Orchard NY Series A Preferred Stock (subject to adjustment in accordance with the anti-dilution provisions in the terms of the Orchard NY Series A Preferred Stock). Dividends are payable when and if declared by Orchard NY’s board of directors. The shares of Orchard NY Series A Preferred Stock are automatically converted into shares of Orchard NY common stock upon the affirmative election of the holders of at least sixty-six and two-thirds percent of the outstanding shares of Orchard NY Series A Preferred Stock, or immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Stockholders’ Equity  – (continued)

amended, covering the offer and sale of Orchard NY common stock in which the per share price is at least $4.00 per share and the net proceeds to Orchard NY are at least $20,000,000. The shares of Orchard NY Series A Preferred Stock may, at the option of the holder thereof, be converted at any time into shares of Orchard NY common stock. The liquidation preference is triggered upon (i) a sale, lease or other disposition of substantially all of Orchard NY’s assets, (ii) transfer of 50% of Orchard NY’s voting power, (iii) consolidation or merger of Orchard NY resulting in less than 50% ownership by the stockholders. Orchard NY Series A Preferred Stock votes on an as converted basis with the shares of Orchard NY common stock. However, certain actions of Orchard NY require the approval by a majority of the outstanding Orchard NY Series A Preferred Stock and Orchard NY common stock, voting together as a single class, such as amendments to the articles of incorporation, acquisitions, involuntary liquidation of Orchard NY and the payment of dividends.

Series B Convertible Preferred Stock — Orchard NY Series B Preferred Stock (a) is junior to the Orchard NY Series A Preferred Stock and Orchard NY Series C Preferred Stock, (b) has a liquidation preference of one times the amount of the original issue price of $1.00 per share plus any unpaid dividends (and then participates with Orchard NY common stock on an as converted basis), and (c) is convertible into shares of Orchard NY common stock with a conversion ratio of one share of Orchard NY common stock for each share of Orchard NY Series B Preferred Stock. The shares of Orchard NY Series B Preferred Stock are automatically converted into shares of Orchard NY common stock upon the affirmative election of the holders of at least sixty-six and two thirds percent of the outstanding shares of Orchard NY Series B Preferred Stock, or immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of Orchard NY common stock in which the per share price is at least $4.00 per share and the net proceeds to Orchard NY are at least $20,000,000. The shares of Orchard NY Series B Preferred Stock may, at the option of the holder thereof, be converted at any time into shares of Orchard NY common stock. The liquidation preference is triggered upon (i) a sale, lease or other disposition of substantially all of Orchard NY’s assets, (ii) transfer of 50% of Orchard NY’s voting power, or (iii) consolidation or merger of Orchard NY resulting in less than 50% ownership by the stockholders. Orchard NY Series B Preferred Stock votes on an as converted basis with the shares of Orchard NY’s common stock.

Series C Convertible Preferred Stock — Orchard NY Series C Convertible Preferred Stock (a) along with Orchard NY Series A Preferred Stock, is Orchard NY’s most senior class or series of securities, (b) has a liquidation preference of one times the amount of the original issue price of $2.95 per share plus any unpaid dividends on a pari passu basis with the holders of Orchard NY Series A Preferred (and then participates with Orchard NY common stock on an as converted basis), (c) earns a cumulative annual dividend equal to the prime rate as announced by CitiBank N.A. plus 1.0% (calculated on a monthly basis), and (d) is convertible into shares of Orchard NY common stock with a conversion ratio of one share of Orchard NY common stock for each share of Orchard NY Series C Preferred Stock (subject to adjustment in accordance with the anti-dilution provision in the terms of the Orchard NY Series C Preferred Stock). Dividends are payable when and if declared by Orchard NY’s board of directors. The shares of Orchard NY Series C Preferred Stock are automatically converted into shares of Orchard NY common stock upon the affirmative election of the holders of at least sixty-six and two-thirds of the outstanding shares of Orchard NY Series C Preferred Stock, or immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of Orchard NY common stock in which the per share price is at least $4.00 per share and the net proceeds to Orchard NY are at least $20,000,000. The shares of Orchard NY Series C Preferred Stock may, at the option of the holder thereof, be converted at any time into shares of Orchard NY common stock. The liquidation preference is triggered upon (i) a sale, lease or other disposition of substantially all of Orchard NY’s assets, (ii) transfer of 50% of Orchard NY’s voting power, (iii) consolidation or merger of Orchard NY resulting in less than 50% ownership by the stockholders. Orchard NY Series C Preferred Stock votes on an as converted basis with the shares of Orchard NY’s common stock. However, certain actions of Orchard NY require the approval by a majority of the outstanding

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Stockholders’ Equity  – (continued)

Orchard NY Series A Preferred Stock and Orchard NY Series C Preferred Stock, voting together as a single class, such as amendments to the articles of incorporation, acquisitions, involuntary liquidation of Orchard NY and the payment of dividends.

In November 2007, Orchard NY’s board of directors authorized the issuance of 465,000 shares of Orchard NY Series A Preferred Stock and 439,425 shares of Orchard NY Series B Preferred Stock to Dimensional to reimburse Dimensional for $215,000 of Merger-related expenses and $250,000 of compensation expense.

Common Stock — Orchard NY common stock (a) is its most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights and (d) is not convertible.

Pursuant to the terms of the Merger, all the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of the Company’s common stock (after giving effect to a one-for-three reverse stock split of the Company’s common stock that took effect on November 13, 2007) and 446,918 shares of the Company’s Series A Preferred Stock.

The Company — After the Merger

Blank Check Preferred — The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 1,000,000 shares of preferred stock of which 448,833 has been designated as the Company’s Series A Preferred Stock and 551,167 preferred shares remain undesignated and authorized for issuance.

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of December 31, 2008 and 2007, respectively, there are 2,150,659 and 1,845,127 shares of common stock reserved for issuance upon the exercise of stock options and warrants and the conversion of the Company’s Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of its common stock at a exercise price of $36.56 per share. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. Following their adjustment in connection with the Merger, the awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of the Company’s common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2008 and 2007. The Company recognized compensation expense of $0 and $921,153 in 2008 and 2007, respectively, related to the deferred stock awards based upon the fair value of its common stock on the dates of grant.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan (the “Plan”), which amended the Company’s 2005 Stock Plan. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Stockholders’ Equity  – (continued)

administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the plan which established the number and terms of such grants. The Plan, as adopted by the stockholders, does not provide for annual stock option grants to non-employee directors. As of December 31, 2008, there were 800,999 shares of common stock that have been issued or are reserved for issuance under the Plan.

Effective upon the adoption of the Plan by the stockholders, the board of directors of the Company adopted a revised Non-Executive Director’s Compensation Program which, among other things, grants an annual restricted stock award and annual stock options under the Plan to non-employee directors in consideration of their service on the board of directors.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock option awards in 2008:

	For the Years Ended December 31,
	2008	2007
Risk-free rate of return	2.99%	3.82%
Expected volatility	56.74%	45.00%
Expected life	4.62 years	4.41 years
Expected dividend yield	0.00%	0.00%
Exit rate post-vesting	19.9%	19.9%
Exit rate pre-vesting	15.9%	15.9%

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Stockholders’ Equity  – (continued)

A summary of stock option activity under the Plan during 2008 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
			(In Years)
Outstanding as of January 1, 2008	265,890	$12.62	6.86	—
Granted	415,695	5.24	6.71	—
Exercised	—	—	—	—
Forfeited or expired	(116,120)	20.20	—	—
Outstanding as of December 31, 2008	565,465	$6.11	6.74	—
Exercisable as of December 31, 2008	151,889	$7.35	7.28	—

The weighted average grant date estimated fair value of stock options granted by the Company during 2008 is $1.00.

The following table summarizes information about options outstanding at December 31, 2008:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
		(In Years)
$ 3.53 – $ 5.00	75,000	6.44	$4.62	1,110	$3.53
$ 5.18 – $7.10	347,740	6.76	$5.35	86,419	$5.20
$7.44 – $29.25	142,725	6.84	$8.73	64,360	$10.29
Total	565,465	6.74	$6.11	151,889	$7.35

A summary of the status of the Company’s non-vested stock option payment awards as of December 31, 2008 and changes in the year then ended is as follows:

Non-vested Awards	Awards	Weighted Average Grant Date Fair Value
Stock options non-vested at January 1, 2008	150,327	$1.85
Stock options granted	415,695	$1.00
Stock options vested	(141,200)	$1.22
Stock options cancelled	—
Stock options forfeited	(11,246)	$1.72
Stock options non-vested at December 31, 2008	413,576	$1.17

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Stockholders’ Equity  – (continued)

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

Restricted Stock Awards	Number of Shares of Restricted Stock	Weighted Average Price
Restricted stock as of January 1, 2008	113,332	$7.33
Granted	183,081	6.18
Vested	(65,879)	6.68
Cancelled	(42,500)	—
Forfeited or expired	—	—
Restricted stock as of December 31, 2008	188,034	$6.60

The weighted average grant date fair value of restricted stock granted by the Company during 2008 is $6.18.

A summary of the status of the Company’s restricted stock payment awards as of December 31, 2008 and changes in the year then ended is as follows:

Non-vested Awards	Awards	Weighted Average Grant Date Fair Value
Restricted stock non-vested at January 1, 2008	113,332	$7.33
Restricted stock granted	183,081	$6.18
Restricted stock vested	(65,879)	$6.68
Restricted stock cancelled	(42,500)
Restricted stock non-vested at December 31, 2008	188,034	$6.60

The weighted average grant date fair value of restricted stock granted by the Company during 2008 is $6.18.

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of December 31, 2008 and 2007, the Company has $1,298,687 and $1,029,978, respectively, in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. The unrecognized cost at December 31, 2008 is expected to be recognized over a weighted average period of 2.27 years. The Company recognized compensation expense of $956,180 and $75,219 in 2008 and 2007 related to the issuance of stock options and restricted stock under the Plan.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles the recipient to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Trinomial Lattice Model. On September 10, 2008, we granted 47,500 SARs with an exercise price of 100% of the fair value of the Company’s common stock and a weighted-average grant price of $0.68 per SAR to a consultant for the performance of specific services. The SARs granted in 2008 vest ratably over four years following the date of grant and expire 7 years from the grant date. At December 31, 2008, the liability associated with our SARs recorded in accrued expenses approximated $2,700.

As of December 31, 2008, a total of 136,432 shares remained available for grant under the Plan. On the first day of each year, the shares available under the Plan are increased by the lesser of (i) 250,000 shares,

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Stockholders’ Equity  – (continued)

(ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As a result, 386,432 shares were available for grant at January 1, 2009.

14. Employee Benefit Plans

The Company has a 401(k) profit-sharing plan that is a pretax defined contribution plan. Certain employees have elected to participate in the defined contribution plan. Under the plan, the Company is permitted, but not required, to make contributions based on a percentage of the employee elected contributions. The Company did not make any elective contributions to the plan for the years ended December 31, 2008 and 2007.

15. Geographic Information

The Company operates as one reportable segment, digital media content distribution. Property and equipment and employees outside of the United States of America are de minimus. Revenues by geographic region, based on the country in which the digital service provider (retail) customer is located for the years ended December 31, 2008 and 2007, are as follows:

	For the Years Ended December 31,
	2008	2007
U.S. sourced revenue	$43,185,289	$21,832,398
Non-U.S. sourced revenue	14,170,627	6,716,436
Total revenue	$57,355,916	$28,548,834

16. Related-Party Transactions

From time to time the Company has amounts due to and from related parties. These amounts are billed and paid on a regular basis.

Operating Lease With Affiliate — In April 2006, the Company began utilizing space subleased by eMusic, with no formal sublease agreement in place. The Company paid the lessee directly for the space utilized. In August 2007, the sublease to this space was assigned by eMusic to the Company, accordingly there is no related party expense for the year ended December 31, 2008. The Company incurred an expense of $193,696 related to the sublease for the year ended December 31, 2007. The lease expired in January 2009.

Legal Costs — The Company has engaged several outside legal firms to represent its general business interests. One such firm employs a family member of one of the senior executives of Dimensional who also is a member of our board of directors. Amounts included in operating expenses in connection with the services performed by this legal firm were $478,143 and $2,263 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company incurred $178,354 and $1,070,109 of expense for the years ended December 31, 2008 and 2007, respectively, for fees in connection with the services performed by this firm related to the transaction costs of the Merger and acquisition of assets of TVT Records.

Additionally in 2008, the Company engaged an employee of eMusic to perform legal services on behalf of the Company in connection with the acquisition of certain assets of TVT Records. The amounts paid for these services were $100,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. We recently entered into a new agreement effective January 1, 2009. eMusic is an entity controlled by Dimensional. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the internet through June 30, 2010. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

16. Related-Party Transactions  – (continued)

during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $4,531,245 and $3,014,494 for the years ended December 31, 2008 and 2007, respectively. Amounts included in accounts receivable in connection with these services were $1,012,658 and $1,075,602 at December 31, 2008 and December 31, 2007, respectively. In addition, one of our Directors has served as the interim CEO of eMusic since October 2008 and on March 17, 2009 was formally appointed the CEO of eMusic.

The Company has distribution agreements with certain labels whereby it is not permitted to charge distribution fees to the label or artist for sales by eMusic. For the years ended December 31, 2008 and 2007, the Company recognized revenues of $759,379 and $840,629, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

Revenue Sharing Agreement With CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $31,933 and $48,212 for the years ended December 31, 2008 and 2007, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying consolidated statements of operations.

17. Income Taxes

At December 31, 2008 and 2007, the Company had approximately $25,800,000 and $26,700,000 of net operating loss carryforwards (which includes DMGI’s net operating losses) for U.S. federal, state and local income tax purposes that expire in the years 2020 through 2029. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards and valuation allowances have been established for any such benefits. The utilization of the Company’s net operating losses is subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation can result in the expiration of the net operating loss carryforwards before their utilization.

At December 31, 2008, Orchard EU, Limited, a wholly-owned subsidiary, had available approximately $492,800 of foreign net operating loss carryforwards with no expiration date. At December 31, 2008, Orchard Management, Inc., a wholly-owned subsidiary, had available approximately $48,000 of net operating loss carryforwards that expire in the years 2021 through 2029.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

17. Income Taxes  – (continued)

The following is a summary of the Company’s tax provision (credit) for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
Current	$—	$—
Deferred
US federal, state and local	(299,200)	(3,721,200)
Foreign	(196,800)	(156,000)
Subtotal	(496,000)	(3,877,200)
Valuation allowance	496,000	3,877,200
Total deferred	—	—
Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets for U.S. federal, state and local income taxes as of December 31, 2008 and 2007 are as follows:

	For the Years Ended December 31,
	2008	2007
Net operating loss carryforwards	$12,393,000	$12,612,000
Net operating loss impairment	(1,035,000)	—
Merger related temporary differences from asset bases	6,275,000	6,432,000
Share-based compensation	979,000	589,000
Accrued expenses and allowances	1,503,000	399,000
Depreciation and other	(319,000)	99,000
Total deferred tax assets	19,796,000	20,131,000
Valuation allowance	(19,796,000)	(20,131,000)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $335,000 and increased by $14,428,000, respectively, during the years ended December 31, 2008 and 2007.

The provision for income taxes using the statutory federal tax rate of 35% as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2008	2007
Tax benefit at statutory rate	35%	35%
State and local income taxes	11	11
Effect of permanent differences	6	5
Total	52	51
Change in valuation allowance	(52)	(51)
Effective income tax rate	0%	0%

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

18. Commitments and Contingencies

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

On March 11, 2008, the Company initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to our company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision is seeking compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys' fees, costs and injunctive relief. The plaintiffs also seek statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder.

Discovery was completed and on June 6, 2008, each of Gloryvision and Media Right moved for summary judgment. In accordance with the judge's rules, the parties consented to have the court decide the merits of the case on both the papers previously submitted and oral arguments. The parties presented their cases to the court on March 13, 2009.

Media Right believes that it had the right to license the contested works to us and vigorously defended itself and the Company.

On December 15, 2006, MCS Music America, Inc., on behalf of itself and other publishers, brought an action for copyright infringement against Napster, Inc., one of the Company’s digital music stores. MCS alleged that compositions included in 338 sound recordings made available to Napster as part of its subscription service infringed on copyrights owned by MCS. Sixteen of the 338 sound recordings were licensed to Napster by the Company pursuant to the Content Agreement dated August 26, 2004. On July 10, 2008, MCS and Napster settled the claim.

Under the terms of the Content Agreement, the Company indemnified Napster for damages, including legal fees, incurred by Napster for any copyright infringement related to the content being licensed from the Company. The Company has recognized $110,000 of expense in settlement of this matter as of December 31, 2008.

We are involved in legal proceedings from time to time in the ordinary course of our business. To our knowledge, there are no other pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

18. Commitments and Contingencies  – (continued)

Lease Commitments — Future minimum payments for non-cancelable operating leases as of December 31, 2008 are as follows:

For the Years Ending December 31:

2009	$703,186
2010	558,955
2011	514,855
2012	496,142
2013	527,800
Thereafter	1,274,000
$4,074,938

The Company’s current sublease for its principal office space in New York City expires April 2016. Total rent expense for office space charged to operations was $527,302 and $399,413 for the years ended December 31, 2008 and 2007, respectively.

Royalty Advances — The Company has contractually required royalty advance payments as of December 31, 2008 as follows:

For the Years Ending December 31:

2009	$3,141,974
2010	860,000
2011	295,000
2012	45,000
2013	45,000
Thereafter	90,000
Total	$4,476,974

19. Subsequent Events

Subsequent to year end the Company entered into a secured revolving line of credit facility. The terms of the secured revolving line limit the borrowing amounts to 80% of eligible accounts receivable up to a maximum of $3.0 million. Interest on the secured revolving line is a minimum of $20,000 per quarter at a rate of prime plus 4% with a floor of 8% and ceiling of 10%. The Company pledged its accounts receivable and inventory as security for the loan. The loan contains various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s ability to, among other things, pay dividends or make distributions in respect of common stock or make restricted payments, make certain investments, sell certain assets, create liens on certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, acquire assets and enter into certain transactions with the Company’s affiliates.

Subsequent to year end the Company settled its legal proceedings with TufAmerica, Inc., subject to court approval.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)
4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	2008 Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.2	Non-Executive Directors Compensation Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.3	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit D of Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 4, 2006)†
10.5	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128687) filed on September 29, 2005)
10.6	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)†

Exhibit Number	Description of Exhibit
10.7	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)†
10.8	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.9	Amended and Restated Employment Agreement dated February 28, 2008 between Bradley Navin and Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.10	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.11	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.12	Employment Agreement dated April 20, 2008 between Stephen Haase and Registrant.*†
10.13	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.14	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.15	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.16	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.17	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.18	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.19	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††

Exhibit Number	Description of Exhibit
10.20	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.21	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.22	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.23	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l and Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
21.1	Schedule of Significant Subsidiaries*
23.1	Consent of Marcum & Kliegman, LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.