Form 10-Q
period 2009-03-31
Orchard Enterprises, Inc.
filed 2009-05-15
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

(Commission File Number) 000-51761

THE ORCHARD ENTERPRISES, INC.

(Exact Name of Registrant As Specified in Its Charter)

Delaware	20-3365526
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

23 East 4th Street, 3rd Floor
New York, NY

(Address of Principal Executive Offices)

10003

(Zip Code)

(212) 201-9280

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.01 per share, outstanding as of May 12, 2009 was 6,276,609.

THE ORCHARD ENTERPRISES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,365,561	$4,521,027
Accounts receivable – net	11,187,015	12,576,934
Inventory	125,839	133,404
Royalty advances	2,290,966	2,720,119
Prepaid expenses and other current assets	975,665	980,226
Total current assets	19,945,046	20,931,710
Royalty advances, less current portion	2,483,585	2,152,169
Music and audio content – net	5,344,876	5,604,500
Property and equipment – net	2,627,706	1,609,467
Intangible assets – net	878,208	907,472
Goodwill	26,463,900	26,463,900
Other assets	415,988	410,284
Total assets	$58,159,309	$58,079,502
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,693,695	$907,661
Accrued royalties	18,279,268	17,756,902
Accrued expenses	1,176,006	1,223,717
Deferred revenue	1,275,902	1,534,702
Total current liabilities	22,424,871	21,422,982
Commitments and Contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated and issued; 448,707 shares outstanding; liquidation preference of $24,992,980 as of March 31, 2009 and December 31, 2008	7,015,276	7,015,276
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized; 6,276,609 shares issued and outstanding as of March 31, 2009 and December 31, 2008	62,766	62,766
Additional paid-in capital	56,126,130	55,926,156
Accumulated deficit	(27,405,745)	(26,347,793)
Accumulated other comprehensive (loss) income	(63,989)	115
Total stockholders’ equity	28,719,162	29,641,244
Total liabilities, redeemable preferred stock, and stockholders’ equity	$58,159,309	$58,079,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues	$15,327,976	$13,155,770
Cost of revenues	11,077,508	9,602,680
Gross profit	4,250,468	3,553,090
Operating expenses	5,682,986	4,723,252
Loss from operations	(1,432,518)	(1,170,162)
Other income (expense):
Interest income	2,939	84,700
Interest expense	(12,088)	—
Loss from disposal of property and equipment	—	(21,767)
Other income	383,715	2,844
Total other income	374,566	65,777
Net loss	$(1,057,952)	$(1,104,385)
Loss per share – basic and diluted	$(0.17)	$(0.18)
Weighted average shares outstanding – basic and diluted	6,093,416	6,197,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,057,952)	$(1,104,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	451,627	302,752
Bad debt expense	200,000	65,363
Loss on disposition and writedowns of property and equipment	—	21,492
Share-based compensation	199,974	131,534
Changes in operating assets and liabilities:
Accounts receivable	1,189,919	(274,113)
Inventory	7,565	—
Royalty advances	97,737	(1,021,223)
Prepaid expenses and other current assets	4,561	117,563
Other assets	(89,037)	39,673
Accounts payable	786,034	(97,234)
Accrued royalties	522,366	2,425,340
Accrued expenses	(47,711)	(141,936)
Deferred revenue	(258,800)	110,971
Net cash provided by operating activities	2,006,283	575,797
Cash flows from investing activities:
Purchases of property and equipment	(1,180,978)	(52,317)
Repayment of loan receivable	83,333	—
Increase in goodwill associated with Digital Music Group, Inc	—	(463,565)
Net cash used in investing activities	(1,097,645)	(515,882)
Effect of exchange rate changes on cash and cash equivalents	(64,104)	41,210
Increase in cash and cash equivalents	844,534	101,125
Cash and cash equivalents – Beginning of period	4,521,027	10,636,618
Cash and cash equivalents – End of period	$5,365,561	$10,737,743
Supplemental cash flow information:
Interest paid	$7,555	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009.

2. Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and requires significant resources to fund its operations. The Company incurred net losses of $1,057,952 and $2,254,583 for the three months ended March 31, 2009 and for the year ended December 31, 2008, respectively. Management believes cash balances on-hand and cash flow generated from operations will be sufficient to fund the Company’s net cash requirements for more than the next twelve months. In addition, on February 5, 2009, the Company entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, the Company can borrow an amount that does not exceed 80% of its eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year. For additional information relating to the secured revolving credit

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Liquidity and Capital Resources  – (continued)

facility, see Note 9. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

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

The Merger with Orchard NY in November 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. There is no dilutive effect on net loss per share in the periods presented.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods.

	March 31,
	2009	2008
Series A Preferred Stock	1,494,194	1,494,614
Stock options	561,632	240,965
Warrants	91,000	91,000
Non-vested Restricted Stock Awards	154,048	218,341
Total	2,300,874	2,044,920

Convertible Instruments — The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).

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

Preferred Stock — The Company applies the guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF D-98. Accordingly, the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock as a component of stockholders’ equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS No. 141 (revised 2007), Business Combinations, and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has reviewed FSP FAS 141(R)-1 and will continue to monitor its applicability. The Company has not entered into any business combinations in 2009 to which these pronouncements would apply.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 is effective January 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial position, results of operations and cash flows as the Company does not have any financial instruments with characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28”). This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity must disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company is

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP changes existing guidance for determining whether an impairment to debt securities is other than temporary; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those related to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on the Company’s financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance and its adoption did not have an effect on our financial statements. The Company currently determines the fair value of its property and equipment when assessing long-lived asset impairments and SFAS 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received upon selling the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP FAS 157-4 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company is required to adopt FSP FAS 157-4 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

4. Business Combination

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

The Acquisition has been accounted for as a business acquisition using the purchase method of accounting as required by SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of TVT Records based on their estimated fair values as of the closing date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

The composition of the purchase price consideration is as follows:

Fair value of the net assets of TVT Records	$5,050,000
Direct acquisition-related costs	1,017,268
Total purchase price consideration	$6,067,268

The allocation of the purchase price to the cash consideration of the net assets acquired is as follows:

Accounts receivable	1,000,000
Royalty advances	1,319,000
Inventory	145,000
Assumed lease	700,000
Digital distribution agreements	2,262,500
Master recordings	82,500
Goodwill	1,317,268
Intangible assets – corporate trade names	266,000
Cure liabilities payable	(1,025,000)
Total net assets acquired	$6,067,268

Unaudited pro forma combined financial information is presented below as if the Acquisition occurred as of January 1, 2008. The results have been adjusted to account for the depreciation and amortization of assumed lease, digital distribution agreements, master recordings and intangible assets. The pro forma financial information presented below does not purport to present what actual results would have been if the Acquisition had occurred at such date, nor does the information project results for any future period.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Business Combination  – (continued)

The unaudited pro forma combined financial information for the three months ended March 31, 2008 is as follows:

Revenues	$15,619,072
Net loss	$(2,502,104)
Loss per share – basic and diluted	$(0.40)
Weighted average shares outstanding – basic and diluted	6,197,325

5. Inventory

Inventory consists of cassettes, CDs, vinyl, finished CDs and component parts totaling $125,839 and $133,404 at March 31, 2009 and December 31, 2008, respectively.

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

Royalty advances comprise the following:

	March 31, 2009	December 31, 2008
Balance, beginning of period	$4,872,288	$4,766,220
Royalty advances paid to content owners	1,795,556	5,464,292
Purchased from TVT Records	—	1,319,000
Less: recoupment of royalty advances	(1,893,293)	(6,677,224)
Balance, end of period	4,774,551	4,872,288
Less: current portion of royalty advances	2,290,966	2,720,119
Long-term portion of royalty advances	$2,483,585	$2,152,169

7. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	March 31, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	5.71	$3,909,545	$(887,758)	$3,021,787	$3,909,545	$(695,007)	$3,214,538
Digital rights	8.67	1,938,030	(258,404)	1,679,626	1,938,030	(209,953)	1,728,077
Master recordings	8.73	736,904	(93,441)	643,463	736,904	(75,019)	661,885
Total Music and audio content		$6,584,479	$(1,239,603)	$5,344,876	$6,584,479	$(979,979)	$5,604,500

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Music and Audio Content  – (continued)

Amortization expense was $259,624 and $194,717 for the three months ended March 31, 2009 and 2008, respectively.

8. Assumed Intangible Assets

Intangible assets consists of the following:

	Weighted Average Remaining Amortization Period (Years)	March 31, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	7.25	$700,000	$(65,625)	$634,375	$700,000	$(43,750)	$656,250
Corporate trade name	8.25	266,000	(22,167)	243,833	266,000	(14,778)	251,222
Total Intangible assets		$966,000	$(87,792)	$878,208	$966,000	$(58,528)	$907,472

Amortization expense was $29,264 and $0 for the three months ended March 31, 2009 and 2008, respectively.

9. Secured Revolving Credit Facility

On February 5, 2009, the Company together with certain of its subsidiaries entered into a $3 million secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (the “Bank”). The amount of such revolving credit arrangement is subject to increase to $4 million under certain circumstances. Under the terms of the agreement, the Company may borrow, repay and reborrow, at any time, an aggregate amount that does not exceed 80% of its eligible accounts receivable. Outstanding advances made under the facility bear interest at a rate of prime plus 4% per annum, provided the minimum amount of interest shall not be less than 8% per annum and the maximum amount of interest shall not be greater than 10% per annum. The Company is required to pay a minimum quarterly interest of $20,000 whether or not there are any outstanding borrowings. As of March 31, 2009, the Company did not have any outstanding borrowings and therefore incurred $12,088 of interest expense for the three months then ended. The Company's line of credit is collateralized by its accounts receivable and inventory and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the Bank may declare that all amounts owing under the credit arrangement are due and payable. The revolving credit facility expires on February 4, 2010. Each of the Company's direct and indirect subsidiaries that is not a borrower with the Company under this revolving credit arrangement has guaranteed the obligations of the Company under that arrangement. The Company was in default under the credit agreement as a result of its failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarter ended March 31, 2009. The Company has obtained a waiver from the Bank of such default in respect of the quarter ended March 31, 2009.

10. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) of which 448,833 shares were considered issued and 448,707 shares were considered issued and outstanding as of March 31, 2009. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at a rate of 3.33 common shares for each preferred

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Redeemable Preferred Stock  – (continued)

share subject to adjustments for stock splits, combinations and distributions, and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

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

11. Stockholders’ Equity

Blank Check Preferred  — The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. Accordingly, the board of directors is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 1,000,000 shares of preferred stock of which 448,833 shares have been designated as the Company’s Series A Preferred Stock and 551,167 preferred shares remain undesignated and authorized for issuance.

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of March 31, 2009, there are 2,146,826 shares of common stock reserved for issuance upon exercise of stock options and warrants and the conversion of the Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of common stock at an exercise price of $36.56 per share. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan (the “Plan”), which amended and restated the Company’s 2005 Stock Plan. The Plan

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the plan which established the number and terms of such grants. The Plan, as adopted by the stockholders, does not provide for annual stock option grants to non-employee directors. As of March 31, 2009, there were 763,180 shares of common stock that have been issued or are reserved for issuance under the Plan.

Effective upon the adoption of the Plan by the stockholders, the board of directors of the company adopted a revised Non-Executive Director’s Compensation Program, which, among other things, grants an annual restricted stock award and annual stock options under the Plan to non-employee directors in consideration of their service on the board of directors.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. No stock options were granted for the three months ended March 31, 2009. The following weighted-average assumptions were used in estimating the fair value of stock option awards for the three months ended March 31, 2008:

March 31, 2008
Risk-free rate of return	3.82%
Expected volatility	45.00%
Expected life	4.41 years
Expected dividend yield	0.00%
Exit rate post-vesting	19.9%
Exit rate pre-vesting	15.9%

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

A summary of stock option activity under the Plan during 2009 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)
Outstanding as of January 1, 2009	565,465	$6.11	6.74
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(3,833)	7.44	—
Outstanding as of March 31, 2009	561,632	$6.10	6.50
Exercisable as of March 31, 2009	187,383	$7.16	6.81

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

Restricted Stock Awards	Number of Shares of Restricted Stock	Weighted Average Grant Date Price
Non-vested restricted stock as of January 1, 2009	188,034	$6.60
Granted	—	—
Vested	(33,986)	6.88
Forfeited or expired	—	—
Non-vested restricted stock as of March 31, 2009	154,048	$6.54

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of March 31, 2009, the Company has $1,183,178 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.16 years. The Company recognized compensation expense of $199,974 and $131,534 for the three months ended March 31, 2009 and 2008, respectively, related to the issuance of stock options and restricted stock under the Plan.

On the first day of each fiscal year, the shares available under the Plan are increased by the lesser of (i) 250,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As of March 31, 2009, a total of 390,265 shares remained available for grant under the Plan.

12. Related Party Transactions

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The Company recently entered into a new agreement dated January 1, 2009. eMusic is an entity controlled by Dimensional. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through June 30, 2010. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,026,065 and $1,275,100 for the three months ended March 31, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $871,671 and $1,012,658 at March 31, 2009 and December 31, 2008, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

Revenue Sharing Agreement With CGH Ventures, Inc. — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $0 and $14,324 for the three months ended March 31, 2009 and 2008, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying condensed consolidated statements of operations.

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

On March 11, 2008, the Company initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to the Company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision is seeking compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys' fees, costs and injunctive relief. The plaintiffs also seek statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s findings, the Company is obligated to pay Gloryvision four hundred dollars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009.

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

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 30, 2009. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Business Overview

Background and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. or “DMGI”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The

Orchard Enterprises Inc., which we refer to as “Orchard NY”) through a merger of a subsidiary of DMGI with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of our common stock (after giving effect to a one-for-three reverse stock split of our common stock that took effect on November 14, 2007) and 446,918 shares of our Series A convertible preferred stock (“Series A Preferred Stock”). In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards and reserved 157,683 shares of our common stock (on a post-split basis) and 1,915 shares of our Series A Preferred Stock for issuance pursuant to such awards. In connection with the Merger, Orchard NY became our wholly-owned subsidiary, with the former stockholders of Orchard NY collectively owning shares of our common and preferred stock representing approximately 60% of the voting power of our outstanding capital stock. The Orchard Enterprises, Inc. and its subsidiaries are referred to collectively as “we,” “us,” and the “Company.”

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

Orchard NY was incorporated in New York in September 2000. On April 28, 2003, Dimensional Associates, LLC, or Dimensional, an entity formed by a group of private investors, invested in and acquired operating control of Orchard NY through the purchase of a convertible debt instrument followed by subsequent periodic funding events under similar conditions as the original convertible debt instrument. These debt instruments were redeemed or converted prior to completion of the Merger.

We are a global leader in digital media services, currently controlling and distributing more than 1,400,000 music and audio recordings, or tracks, and over 4,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority stockholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g., China Mobile, Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, branded entertainment programs, film, advertising, gaming and television licensing and other related services.

Significant Customers

Since inception through March 31, 2009, our revenue has been derived primarily from the distribution of digital music content. Two customers, iTunes and eMusic, account for a significant portion of our total revenue and related accounts receivable. For the three months ended March 31, 2009 and 2008, iTunes represented 63% and 58% of total revenues and eMusic represented 7% and 10% of total revenues, respectively. Accounts receivable from iTunes were 20% and 26% of total accounts receivable at March 31, 2009 and December 31, 2008, respectively. Accounts receivable from eMusic were 7% and 8% of total accounts receivable at March 31, 2009 and December 31, 2008, respectively.

Sources of Revenues

Our revenues are derived from the following sources:

•	Permanent Downloads. In aggregate terms, our permanent download revenue is driven by the number of music recordings we have available for downloading at digital music retailers, multiplied by the average number of times our music recordings are downloaded, multiplied by the average fee paid to us by each retailer. The download rates for our music recordings are driven primarily by the overall size and growth of the digital music market, the popularity and demand for the recordings we make available, the number and nature of the digital music services through which we make the recordings available to consumers, and our territorial distribution rights. We negotiate the fee we receive per download in advance at the time we enter into an agreement with a digital music retailer.

•	Subscription Download Services on the Internet. We also generate revenues from services that offer consumers the ability to download up to a certain number of recordings each month for a fixed subscription fee. In such models, we typically receive a percentage of the total revenue pool generated by the service, after contractually specified costs and deductions, based on our share of total downloads in the service during the billing period.
•	Subscription Streaming Fees. Some digital music retailers distribute our music recordings via streaming on a subscription basis. Our subscription revenue is a percentage of each retailer’s total subscription revenue (after contractually specified costs and deductions) based on the number of times our music recordings are listened to by subscribers as compared to the total for all music recordings listened to during the relevant time period, although the exact formulations by which our revenue is derived vary among services. Following the termination of their subscription, consumers are not able to play our music recordings.
•	Mobile Services. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and mastertones. Most mobile services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models, although this is changing.
•	Other. Our other revenue is comprised mainly from licensing fees also referred to as music services, administrative and consulting fees and other sources such as technology-related servicing fees charged to certain digital music retailers and other non-retail clients.

Combined revenue from digital downloads and subscription fees comprised approximately 84% and 79% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. Approximately 8% of our total revenues for each of the three month periods ended March 31, 2009 and 2008, was derived from mobile services.

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

While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publisher royalties for music and audio recordings are a statutory rate in the United States, which remains $.09 for 2009.

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

Seasonality

We have experienced increased net sales in our first and fourth quarters compared to the other quarters in our fiscal year. We suspect that the first and fourth quarters of the calendar year may have seasonally higher sales, because this is the peak time for sales of music recordings in physical format, portable digital music players and other digital music listening and video devices including mobile phones (generally ascribed to increased consumer spending due to the holidays).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our condensed consolidated financial statements appearing elsewhere in this quarterly report. There have been no changes in our critical accounting policies since December 31, 2008.

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

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during the three months ended March 31, 2009 and 2008.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. During the three months ended March 31, 2009 and 2008, revenues from physical sales were not significant.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues and cost from shipping and handling were not significant for the three months ended March 31, 2009 and 2008.

In making estimates regarding the collectibility of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $1,169,586 at March 31, 2009 and $969,586 at December 31, 2008.

Recoverability of Royalty Advances

We pay advance royalties to certain record labels and artists and account for these advance royalty payments pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Pursuant to SFAS 50, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner or its distributor are capitalized as assets. The decision to capitalize an advance to a content owner or its distributor as an asset requires significant judgment as to the recoverability of these advances. We assess the recoverability of these assets upon initial commitment of the advance based upon our forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, we evaluate the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is expensed. All advances are assessed for recoverability periodically and, at minimum, on a quarterly basis.

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

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

Share-Based Compensation

We recognize compensation expense under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). As a result, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. This estimation of the fair value of each share-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the compensatory element under the Trinomial Lattice Model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), a risk-free interest rate, dividend yield and assumptions as to volatility of the underlying equity security. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock on the historical volatility for our peer group public companies because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS 141(R) would have an impact on the accounting for any business we may acquire in the future. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends FASB Statement No. 141 (revised 2007), Business Combinations and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has reviewed FSP FAS 141(R)-1 and will continue to monitor its applicability. We have not entered into any business combinations in 2009 to which these pronouncements would apply.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity (deficit). We would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to our stockholders separately in our consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by us in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires enhanced disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how they affect an entity’s financial performance. SFAS 161 is effective for our company as of the beginning of fiscal year 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 is effective January 1, 2009 and did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,

(“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 did not have any impact on our consolidated financial position, results of operations and cash flows as we do not have any financial instruments with characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28”). This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. We are required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP changes existing guidance for determining whether an impairment to debt securities is other than temporary; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. We are required to adopt FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for the Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those related to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of

SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received upon selling the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. We are required to adopt FSP FAS 157-4 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 157-4 will have a material impact on our consolidated financial statements.

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

Business Development.  We plan to continue to build our core music and video businesses by building on our established digital distribution relationships and by adding additional record labels and content owners, showcasing top-tier global artists and expanding our marketing capabilities. We also plan to continue to develop our broad services platform, including:

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

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Three Months Ended March 31,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$15,327,976	100.0%	$13,155,770	100.0%
Cost of revenues	11,077,508	72.3%	9,602,680	73.0%
Gross profit	4,250,468	27.7%	3,553,090	27.0%
Operating expenses	5,682,986	37.0%	4,723,252	35.9%
Other income	(374,566)	(2.4)%	(65,777)	(0.5)%
Net loss	$(1,057,952)	(6.9)%	$(1,104,385)	(8.4)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$11,166,866	72.8%	$8,613,612	65.5%
Subscriptions(1)	1,710,525	11.2%	1,859,101	14.1%
Mobile services	1,237,426	8.1%	1,097,655	8.3%
Other	1,213,159	7.9%	1,585,402	12.1%
Total	$15,327,976	100.0%	$13,155,770	100.0%
Average number of music recordings available for downloading during the period	1,387,000		1,086,000
Number of music recordings available for downloading at the end of the period	1,432,000		1,115,000
Number of paid downloads during the period	16,352,000		11,640,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $1,026,065 and $1,275,100 for the three months ended March 31, 2009 and 2008, respectively.

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

Revenues.  Revenues increased to approximately $15.3 million for the three months ended March 31, 2009 from approximately $13.2 million for the three months ended March 31, 2008. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $12.9 million for the three months ended March 31, 2009 from approximately $10.5 million for the three months ended March 31, 2008, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale due to organic growth and the acquisition of TVT. The increase in paid downloads is also in part due to a more efficient global distribution process, which resulted in part from our proprietary V.E.C.T.O.R.TM system, and in part from our strong relationship with retail stores among others. TVT generated approximately $0.6 million in digital revenue in the three months ended March 31, 2009. Revenue from mobile services increased to approximately $1.2 million for the three months ended March 31, 2009 from approximately $1.1 million for the three months ended March 31, 2008. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), physical sales and other sources such as service fees charged to digital music retailers and other non-retail clients decreased to approximately $1.2 million for the three months ended March 31, 2009 from approximately $1.6 million for the three months ended March 31, 2008. This decrease was primarily due to a one-time bonus in 2008 from one of our retail partners received in recognition of our assistance towards the success of its business and, to a lesser extent, due to the impact of the economic recession on the ability to secure new stores contractually required to pay for delivery of content, offset by increased physical revenue from distributed labels and content owned through the acquisition of TVT.

Cost of Revenues.  Our cost of revenues increased to approximately $11.1 million for the three months ended March 31, 2009 from approximately $9.6 million for the three months ended March 31, 2008. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $10.6 million for the three months ended March 31, 2009 from approximately $9.0 million for the three months ended March 31, 2008, which increase is primarily related to the increase in overall revenues. During the three months ended March 31, 2009 and 2008, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 69% and 68% of revenues, respectively. Other costs of revenues decreased to approximately $0.5 million for the three months ended March 31, 2009 as compared to approximately $0.6 million for the three months ended March 31, 2008. This decrease is primarily due to the payment to our label clients of a significant majority of the one-time bonus received from one of our retail partners in the first quarter of 2008. This was offset by payments to our labels and artists for physical sales. Gross profit margin increased to 27.7% of revenues for the three months ended March 31, 2009 from 27.0% of revenues for the three months ended March 31, 2008, partly due to our exploitation of TVT-owned content, which has a higher margin than licensed content.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,355,407	41.5%	$2,174,612	46.0%
Professional and consulting fees	1,341,806	23.6%	1,070,364	22.7%
Office expenses	843,702	14.9%	702,585	14.9%
Travel expenses	262,001	4.6%	370,699	7.8%
Marketing	280,791	4.9%	254,570	5.4%
Other expenses	599,279	10.5%	150,422	3.2%
	$5,682,986	100.0%	$4,723,252	100.0%

Operating expenses increased to approximately $5.7 million for the three months ended March 31, 2009 compared to approximately $4.7 million for the three months ended March 31, 2008 due to an increase in professional services, office expenses, personnel-related expenses and other expenses.

Professional and consulting fees were approximately $1.3 million for the three months ended March 31, 2009 compared to approximately $1.1 million for the three months ended March 31, 2008. The $0.2 million increase was primarily attributed to an increase in legal fees, tax services and Sarbanes-Oxley compliance fees.

Office expenses were approximately $0.8 million compared to $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Office expenses increased approximately $0.1 million due to higher rental, moving and depreciation expenses.

Personnel-related expenses were approximately $2.4 million compared to $2.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $0.2 million was primarily related to increased payroll and health benefit and share-based compensation expenses.

Other expenses were approximately $0.6 million compared to $0.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $0.4 million included separate increases of $0.1 million for reserve for bad debts, state and local taxes and foreign exchange loss.

Other Income.  We had other income of approximately $0.4 million for the three months ended March 31, 2009, as compared to approximately $0.1 million of other income for the three months ended March 31, 2008. In 2009, we recognized $0.4 million of other income related to a sale of an acquired artist purchased as part of the TVT asset purchase agreement. We had insignificant interest income in the three months ended March 31, 2009 and approximately $0.1 million in the same period in 2008, which was earned on cash included in the DMGI assets acquired as a result of the Merger.

Liquidity and Capital Resources

We have incurred net losses of approximately $1.1 million for each of the three months ended March 31, 2009 and March 31, 2008. At March 31, 2009, we had approximately $5.4 million in cash and cash equivalents. Management believes that we have sufficient resources from cash balances on-hand and cash flow to be generated from operations to fund our net cash commitments and requirements for more than the next twelve months. In addition, on February 5, 2009, we entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, we can borrow an amount that does not exceed 80% of our eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year. Under the credit agreement, we are required to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. We were in default under the credit agreement as a result of our failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarter ended March 31, 2009. We have obtained a waiver from the Bank of such default in respect of the quarter ended March 31, 2009. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

Cash Flows for the Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net cash provided by operations for the three months ended March 31, 2009 was approximately $2.0 million. The reconciliation of net loss of approximately $1.1 million to net cash provided by operations for the three months ended March 31, 2009 included non-cash charges for depreciation and amortization of approximately $0.5 million, bad debt expense of approximately $0.2 million and share-based compensation of approximately $0.2 million. These net non-cash charges were supplemented by reductions of $2.2 million in various operating net assets, including a reduction in net accounts receivable of $1.2 million and increases in accounts payable and accrued royalties of $0.8 million and $0.5 million, respectively, offset by recognition of $0.3 million in deferred revenue.

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

Our investing activities resulted in a net cash outflow of approximately $1.1 million for the three months ended March 31, 2009 as a result of the purchase of $1.2 million of property and equipment, offset by $0.1 million of loan repayments received. For the three months ended March 31, 2008, investing activities resulted in a net cash outflow of approximately $0.5 million as a result of professional fees and other expenditures that increased goodwill associated with the Merger and expenditures to purchase property and equipment. The property and equipment additions for the three months ended March 31, 2009 were primarily due to leasehold improvements of $0.9 million.

There was no cash provided from financing activities for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, we had cash and cash equivalents of approximately $5.4 million and a working capital deficit of approximately $2.5 million, compared to cash and cash equivalents of approximately $4.5 million and a working capital deficit of approximately $0.5 million at December 31, 2008.

Description of Indebtedness

Convertible Shares and Debt Instruments

At March 31, 2009, we had 448,833 shares of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.33 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share at the conversion rate of 3.33 to 1) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

As of March 31, 2009, we had no outstanding convertible debt owed to Dimensional.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 54% of our voting common stock on a fully diluted basis as of March 31, 2009. Dimensional is also the controlling stockholder of eMusic, which provides digital music distribution services to us under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. This agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, we are entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $1,026,065 and $1,275,100 for the three months ended March 31, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $871,671 and $1,012,658 at March 31, 2009 and December 31, 2008, respectively.

For information relating to other related party transactions, see Note 12 to our condensed consolidated financial statements appearing elsewhere in this quarterly report.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business.

On March 11, 2008, the Company initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to the Company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision is seeking compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys' fees, costs and injunctive relief. The plaintiffs also seek statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s findings, the Company is obligated to pay Gloryvision four hundred dollars.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan and Security Agreement dated as of February 5, 2009, between the Registrant, Digital Rights Agency, Inc., Orchard Enterprises NY, Inc. and Peninsula Bank Business Funding, a Division of The Private Bank of the Peninsula (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2009)
10.2	The Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan, as proposed (incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2009)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: May 15, 2009	/s/ Greg Scholl Greg Scholl Chief Executive Officer

Date: May 15, 2009	/s/ Nathan Fong Nathan Fong Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Loan and Security Agreement dated as of February 5, 2009 between the Registrant, Digital Rights Agency, Inc., Orchard Enterprises NY, Inc. and Peninsula Bank Business Funding, a Division of The Private Bank of the Peninsula (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2009)
10.2	The Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan, as proposed (incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2009)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith