Form 10-Q
period 2009-06-30
Orchard Enterprises, Inc.
filed 2009-08-14
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.01 per share, outstanding as of August 12, 2009 was 6,396,115.

THE ORCHARD ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Page
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1
Condensed Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2009 and 2008 and for the Three Months Ended June 30, 2009 and 2008	2
Condensed Consolidated Statements of Cash Flow (Unaudited) for the Six Months Ended June 30, 2009 and 2008	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T. Controls and Procedures	32
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	36

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,197,212	$4,521,027
Accounts receivable – net	10,646,303	12,576,934
Inventory	115,564	133,404
Royalty advances	4,079,246	2,720,119
Prepaid expenses and other current assets	917,873	980,226
Total current assets	19,956,198	20,931,710
Royalty advances, less current portion	1,974,673	2,152,169
Music and audio content – net	5,085,252	5,604,500
Property and equipment – net	2,518,358	1,609,467
Intangible assets – net	848,944	907,472
Goodwill	26,463,900	26,463,900
Other assets	495,169	410,284
Total assets	$57,342,494	$58,079,502
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,695,211	$907,661
Accrued royalties	18,552,243	17,756,902
Accrued expenses	805,321	1,223,717
Deferred revenue	1,295,790	1,534,702
Total current liabilities	22,348,565	21,422,982
Commitments and Contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated and issued; 448,707 shares outstanding; liquidation preference of $24,992,980 as of June 30, 2009 and December 31, 2008	7,015,276	7,015,276
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized; 6,396,115 and 6,276,609 shares issued and outstanding as of June 30, 2009 and December 31, 2008	63,961	62,766
Additional paid-in capital	56,472,319	55,926,156
Accumulated deficit	(28,494,272)	(26,347,793)
Accumulated other comprehensive (loss) income	(63,355)	115
Total stockholders’ equity	27,978,653	29,641,244
Total liabilities, redeemable preferred stock, and stockholders’ equity	$57,342,494	$58,079,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	$15,057,536	$13,402,530	$30,385,512	$26,558,300
Cost of revenues	11,059,097	9,859,667	22,136,605	19,462,347
Gross profit	3,998,439	3,542,863	8,248,907	7,095,953
Operating expenses	5,144,202	4,422,790	10,827,188	9,146,043
Loss from operations	(1,145,763)	(879,927)	(2,578,281)	(2,050,090)
Other income (expense):
Interest income	2,054	56,227	4,993	140,927
Interest expense	(15,467)	—	(27,555)	—
Loss from disposal of property and equipment	—	—	—	(21,767)
Other income	70,649	38,208	454,364	41,053
Total other income	57,236	94,435	431,802	160,213
Net loss	$(1,088,527)	$(785,492)	$(2,146,479)	$(1,889,877)
Loss per share – basic and diluted	$(0.18)	$(0.12)	$(0.35)	$(0.30)
Weighted average shares outstanding – basic and diluted	6,155,816	6,292,143	6,129,749	6,244,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,146,479)	$(1,889,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	917,667	610,067
Bad debt expense	320,000	102,735
Loss on disposition and writedowns of property and equipment	—	21,767
Share-based compensation	547,358	365,196
Changes in operating assets and liabilities:
Accounts receivable	1,610,631	(1,972,604)
Inventory	17,840	—
Royalty advances	(1,181,631)	1,003,668
Prepaid expenses and other current assets	62,353	(331,307)
Other assets	(251,551)	(122,106)
Accounts payable	787,550	395,043
Accrued royalties	795,341	2,172,814
Accrued expenses	(418,398)	(88,209)
Deferred revenue	(238,912)	548,600
Net cash provided by operating activities	821,769	815,787
Cash flows from investing activities:
Purchases of property and equipment	(1,248,780)	(162,839)
Repayment of loan receivable	166,666	—
Acquisition deposit (TVT assets)	—	(400,000)
Increase in goodwill associated with Digital Music Group, Inc	—	(465,541)
Net cash used in investing activities	(1,082,114)	(1,028,380)
Effect of exchange rate changes on cash and cash equivalents	(63,470)	(34,557)
Decrease in cash and cash equivalents	(323,815)	(247,150)
Cash and cash equivalents – Beginning of period	4,521,027	10,636,618
Cash and cash equivalents – End of period	$4,197,212	$10,389,468
Supplemental cash flow information:
Interest paid	$27,555	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2. Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and requires significant resources to fund its operations. The Company incurred net losses of $1,088,527 and $2,146,479 for the three and six months ended June 30, 2009, respectively. Management believes cash balances on-hand and cash flow generated from operations will be sufficient to fund the Company’s net cash requirements for the next twelve months. In addition, on February 5, 2009, the Company entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, the Company can borrow an amount that does not exceed 80% of its eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Liquidity and Capital Resources  – (continued)

For additional information relating to the secured revolving credit facility, see Note 9. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

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

The following table summarizes the number of common shares outstanding attributable to potentially dilutive securities.

	June 30,
	2009	2008
Series A Preferred Stock	1,494,194	1,494,614
Stock options	589,132	555,379
Warrants	91,000	91,000
Non-vested Restricted Stock Awards	173,837	264,828
Total	2,348,163	2,405,821

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable and accounts payable. The recorded values of cash, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Foreign Currency and Hedging

All balance sheet accounts of foreign operations are translated into U.S. dollars at the period-end rate of exchange and statements of operations items are translated at the weighted average exchange rates for the period. The resulting translation adjustments are made directly to accumulated other comprehensive income in stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.

From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations. Realized and unrealized gains and losses on these contracts are included in the consolidated statements of operations. As of June 30, 2009, the Company had no open currency hedge contracts.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through August 14, 2009, the date the financial statements were issued.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS No. 141(R) and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has reviewed FSP FAS 141(R)-1 and will continue to monitor its applicability. The Company has not entered into any business combinations in 2009 to which these pronouncements would apply.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 was effective January 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial position, results of operations and cash flows as the Company does not have any financial instruments with characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require entities to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity must disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company has adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management has determined that the adoption of FSP FAS 107-1 and APB 28-1 does not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP changes existing guidance for determining whether an impairment to debt securities is other than temporary; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company has adopted FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management has determined that the adoption of FSP FAS 115-2 and FAS 124-2 does not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FASB Staff Position

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those related to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on the Company’s financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance and its adoption did not have an effect on the Company’s financial statements. The Company currently determines the fair value of its property and equipment when assessing long-lived asset impairments and SFAS 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received upon selling the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP FAS 157-4 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company has adopted FSP FAS 157-4 for the quarter ended June 30, 2009. Management has determined that the adoption of FSP FAS 157-4 does not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company’s condensed consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes SFAS No. 162 issued in May 2008. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovenmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for the Company’s quarterly reporting period ending September 30, 2009. The adoption of SFAS 168 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

The unaudited pro forma combined financial information for the six months ended June 30, 2008 is as follows:

Revenues	$29,992,281
Net loss	$(3,645,805)
Loss per share – basic and diluted	$(0.58)
Weighted average shares outstanding – basic and diluted	6,244,734

Management believes that the above pro forma combined financial information may not provide meaningful comparative information, given that the Company only acquired certain assets and liabilities of TVT Records and, in addition, TVT Records filed for bankruptcy on February 13, 2008.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory consists of cassettes, CDs, vinyl, finished CDs and component parts totaling $115,564 and $133,404 at June 30, 2009 and December 31, 2008, respectively.

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

Royalty advances comprise the following:

	June 30, 2009	December 31, 2008
Balance, beginning of period	$4,872,288	$4,766,220
Royalty advances paid to content owners	4,998,704	5,464,292
Purchased from TVT Records	—	1,319,000
Less: recoupment of royalty advances	(3,817,073)	(6,677,224)
Balance, end of period	6,053,919	4,872,288
Less: current portion of royalty advances	4,079,246	2,720,119
Long-term portion of royalty advances	$1,974,673	$2,152,169

7. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	June 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	5.47	$3,909,545	$(1,080,508)	$2,829,037	$3,909,545	$(695,007)	$3,214,538
Digital rights	8.42	1,938,030	(306,855)	1,631,175	1,938,030	(209,953)	1,728,077
Master recordings	8.48	736,904	(111,864)	625,040	736,904	(75,019)	661,885
Total Music and audio content		$6,584,479	$(1,499,227)	$5,085,252	$6,584,479	$(979,979)	$5,604,500

Amortization expense was $519,248 and $390,208 for the six months ended June 30, 2009 and 2008, respectively, and $259,624 and $195,491 for the three months ended June 30, 2009 and 2008, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Assumed Intangible Assets

Intangible assets consist of the following:

	Weighted Average Remaining Amortization Period (Years)	June 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	7.0	$700,000	$(87,500)	$612,500	$700,000	$(43,750)	$656,250
Corporate trade name	8.0	266,000	(29,556)	236,444	266,000	(14,778)	251,222
Total Intangible assets		$966,000	$(117,056)	$848,944	$966,000	$(58,528)	$907,472

Amortization expense was $58,528 and $0 for the six months ended June 30, 2009 and 2008, respectively, and $29,264 and $0 for the three months ended June 30, 2009 and 2008, respectively.

9. Secured Revolving Credit Facility

On February 5, 2009, the Company together with certain of its subsidiaries entered into a $3 million secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (the “Bank”). The amount of such revolving credit arrangement is subject to increase to $4 million under certain circumstances. Under the terms of the agreement, the Company may borrow, repay and reborrow, at any time, an aggregate amount that does not exceed 80% of its eligible accounts receivable. Outstanding advances made under the facility bear interest at a rate of prime plus 4% per annum, provided the minimum amount of interest shall not be less than 8% per annum and the maximum amount of interest shall not be greater than 10% per annum. The Company is required to pay a minimum quarterly interest of $20,000 whether or not there are any outstanding borrowings. As of June 30, 2009, the Company did not have any outstanding borrowings and therefore incurred $27,555 of interest expense for the six months then ended. The Company's line of credit is collateralized by its accounts receivable and inventory and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the Bank may declare that all amounts owing under the credit arrangement are due and payable. The revolving credit facility expires on February 4, 2010. Each of the Company's direct and indirect subsidiaries that is not a borrower with the Company under this revolving credit arrangement has guaranteed the obligations of the Company under that arrangement. The Company was in default under the credit agreement as a result of its failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarters ended March 31, 2009 and June 30, 2009. The Company has obtained waivers from the Bank of such defaults in respect of the quarters ended March 31, 2009 and June 30, 2009. In the event that the Company is unable to meet its quarterly income/loss projections for future quarters, the Company will need to obtain additional waivers from the Bank. There can be no assurance that the Bank will grant future waivers to the Company.

10. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) of which 448,833 shares were considered issued and 448,707 shares were considered issued and outstanding as of June 30, 2009. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at a rate of 3.33 common shares for each preferred share subject to adjustments for stock splits, combinations and distributions, and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Redeemable Preferred Stock  – (continued)

and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis. The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

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

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of June 30, 2009, there are 2,174,326 shares of common stock reserved for issuance upon exercise of stock options and warrants and the conversion of the Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of common stock at an exercise price of $36.56 per share. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan (the “Plan”), which amended and restated the Company’s 2005 Stock Plan. The Plan was further amended and approved by the stockholders on June 2, 2009. The amended plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

units and cash incentive payments to employees, directors, and consultants and enables the payment of performance-based stock awards and performance-based cash incentive awards to certain executives that qualify as deductible for federal income tax purposes under Internal Revenue Code Section 162 (m). The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the plan which established the number and terms of such grants. The Plan, as adopted by the stockholders on June 4, 2008, does not provide for annual grants to non-employee directors. As of June 30, 2009, there were 810,469 shares of common stock that have been issued or are reserved for issuance under the Plan.

Effective upon the adoption of the Plan on June 4, 2008 by the stockholders, the board of directors of the company adopted a revised Non-Executive Director’s Compensation Program, which, among other things, granted an annual restricted stock award and stock option award under the Plan to non-employee directors in consideration of their service on the board of directors. Effective June 2, 2009, the stock option component was eliminated.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock option awards for the six months ended June 30, 2009:

June 30, 2009
Risk-free rate of return	1.87%
Expected volatility	69.53%
Expected life	4.49 years
Expected dividend yield	0.00%
Exit rate post-vesting	19.9%
Exit rate pre-vesting	15.9%

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

A summary of stock option activity under the Plan during 2009 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)
Outstanding as of January 1, 2009	565,465	$6.11	8.12
Granted	30,000	2.47	6.84
Exercised	—	—	—
Forfeited or expired	(6,333)	6.96	—
Outstanding as of June 30, 2009	589,132	$5.91	7.61
Exercisable as of June 30, 2009	279,707	$6.60	8.00

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

Restricted Stock Awards	Number of Shares of Restricted Stock	Weighted Average Grant Date Price
Non-vested restricted stock as of January 1, 2009	188,034	$6.60
Granted	124,512	2.57
Vested	(136,209)	3.66
Forfeited or expired	(2,500)	6.22
Non-vested restricted stock as of June 30, 2009	173,837	$6.02

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of June 30, 2009, the Company has $1,192,328 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.83 years. The Company recognized compensation expense of $547,358 and $365,196 for the six months ended June 30, 2009 and 2008, respectively, related to the issuance of stock options and restricted stock under the Plan.

For fiscal 2010, the shares available under the Plan will be increased by 400,000 shares. On the first day of each fiscal year thereafter, the shares available under the Plan will be increased by the lesser of (i) 250,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As of June 30, 2009, a total of 443,259 shares remained available for grant under the Plan.

12. Related Party Transactions

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The Company recently entered into a new agreement dated January 1, 2009. eMusic is an entity controlled by Dimensional. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through June 30, 2010. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $923,201 and $1,075,088 for the three months and $1,949,266 and $2,350,188 for the six months ended June 30, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $924,490 and $1,012,658 at June 30, 2009 and December 31, 2008, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

Revenue Sharing Agreement With CGH Ventures, Inc. — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $0 and $16,384 for the three months ended June 30, 2009 and 2008, respectively, and $0 and $30,708 for the six months ended June 30, 2009 and 2008, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying condensed consolidated statements of operations.

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

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision sought compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also sought statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision four hundred dollars. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgement.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;
•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix, including physical distribution;
•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution and revenue growth from higher margin owned and controlled content;
•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;
•	Our ability to continue to acquire digital rights and market our value-added services to content owners;
•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;
•	Distribution of our music and video content;
•	Evolving digital entertainment services which offer variable pricing which may reduce the cost per download per track;
•	Music and video piracy;
•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution; and
•	The impact of general economic recession and other market and economic challenges on our business.

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

We are a global leader in digital media services, currently controlling and distributing approximately 1,500,000 music and audio recordings, or tracks, and over 4,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority stockholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g., China Mobile, Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, branded entertainment programs, film, advertising, gaming and television licensing and other related services.

Significant Customers

Since inception through June 30, 2009, our revenue has been derived primarily from the distribution of digital music content. Two customers, iTunes and eMusic, account for a significant portion of our total revenue and related accounts receivable. For the six months ended June 30, 2009 and 2008, iTunes represented 62% and 57% of total revenues and eMusic represented 6% and 9% of total revenues, respectively. Accounts receivable from iTunes were 22% and 26% of total accounts receivable at June 30, 2009 and December 31, 2008, respectively. Accounts receivable from eMusic were 7% and 8% of total accounts receivable at June 30, 2009 and December 31, 2008, respectively.

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

Combined revenue from digital downloads and subscription fees comprised approximately 83% and 79% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. Approximately 9% and 11% of our total revenues for the six months ended June 30, 2009 and 2008, respectively, was derived from mobile services.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q. There have been no changes in our critical accounting policies since December 31, 2008.

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

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during the three and six months ended June 30, 2009 and 2008.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when the product is shipped to retail distributors, less a provision for future estimated returns based on historical trends. We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues from physical sales were $0.5 million and $1.2 million for the three and six months ended June 30, 2009, respectively, and $0 and $0.1 million for the three and six months ended June 30, 2008, respectively.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

In making estimates regarding the collectibility of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $1,309,742 at June 30, 2009 and $969,586 at December 31, 2008.

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

We have generated losses for federal and state income tax reporting since inception. These tax losses are available for carryforward until their expiration. In addition to potential expiration, there are other factors that could limit our ability to use our federal and state tax loss carryforwards. For example, use of prior net operating loss carryforwards can be limited after an ownership change, such as the Merger. Accordingly, it is not certain how much of our existing net operating loss carryforwards will actually be used in the future. In addition, we must generate taxable income in the future in order to use net operating loss carryforwards that have not expired.

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

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI and TVT Records as a result of the Merger and acquisition of TVT’s assets. We will review goodwill for impairment at least annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. To the extent additional events or changes in circumstances occur, our stock price remains depressed or our strategies change, we may conclude that a non-cash goodwill impairment charge against earnings is required, which could have an adverse effect on our financial position and results of operations, although it would have no effect on our cash flow.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS 141(R) would have an impact on the accounting for any business we may acquire in the future. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS 141(R) and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has reviewed FSP FAS 141(R)-1 and will continue to monitor its applicability. We have not entered into any business combinations in 2009 to which these pronouncements would apply.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 was effective January 1, 2009 and did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 did not have any impact on our consolidated financial position, results of operations and cash flows as we do not have any financial instruments with characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require entities to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. We have adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management has determined that the adoption of FSP FAS 107-1 and APB 28-1 does not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP changes existing guidance for determining whether an impairment to debt securities is other than temporary; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. We have adopted FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management has determined that the adoption of FSP FAS 115-2 and FAS 124-2 does not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for the Purposes of Lease Classification or Measurement under Statement 13, and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those related to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset

When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance and its adoption did not have an effect on the Company’s financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received upon selling the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. We have adopted FSP FAS 157-4 for the quarter ended June 30, 2009. Management has determined that the adoption of FSP FAS 157-4 does not have a material impact on our consolidated financial statements.

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our condensed consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes SFAS No. 162 issued in May 2008. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for our quarterly reporting period ending September 30, 2009. The adoption of SFAS 168 is not expected to have any impact on our consolidated financial position or results of operations.

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

Factors Impacting Revenue and Download Rates for Music Content.  Achieving profitable growth will require continued growth in the overall market for digital retail sales of music, video and other forms of media and our ability to maintain a competitive suite of digital distribution and service offerings that will be attractive to independent record labels and other owners of digital media content, as well as our ability to retain existing clients and attract new ones. We expect continued competition from entrenched music distribution companies moving more aggressively into the digital sector (e.g., the distribution companies owned by the four major music companies), other independent distributors and new entrants to the market. We believe that our revenue and download rates for music content might be affected by a number of macroeconomic factors, including:

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

Business Development.  We plan to continue to build our core music and video businesses by building on our established digital distribution relationships and by adding additional record labels and content owners, showcasing top-tier global artists and expanding our marketing capabilities. We are also exploring ways to support individual artists and companies as a turnkey, comprehensive entertainment solutions provider by leveraging our broad services platform; global sales and marketing capabilities; physical and digital distribution; business intelligence tools, solutions and support; and in some circumstances, co-investment capital. We plan to continue to develop our broad services platform, including:

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

	For the Three Months Ended June 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$15,057,536	100.0%	$13,402,530	100.0%
Cost of revenues	11,059,097	73.4%	9,859,667	73.6%
Gross profit	3,998,439	26.6%	3,542,863	26.4%
Operating expenses	5,144,202	34.2%	4,422,790	33.0%
Other income	(57,236)	(0.4)%	(94,435)	(0.7)%
Net loss	$(1,088,527)	(7.2)%	$(785,492)	(5.9)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$10,321,217	68.5%	$8,636,669	64.4%
Subscriptions(1)	1,919,770	12.8%	1,926,793	14.4%
Mobile services	1,503,290	10.0%	1,692,016	12.6%
Other	1,313,259	8.7%	1,147,052	8.6%
Total	$15,057,536	100.0%	$13,402,530	100.0%
Average number of music recordings available for downloading during the period	1,468,000		1,141,000
Number of music recordings available for downloading at the end of the period	1,504,000		1,167,000
Number of paid downloads during the period	15,116,000		11,755,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $923,201 and $1,075,088 for the three months ended June 30, 2009 and 2008, respectively.

Comparison of Three Months Ended June 30, 2009 to June 30, 2008

Revenues.  Revenues increased to approximately $15.1 million for the three months ended June 30, 2009 from approximately $13.4 million for the three months ended June 30, 2008. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $12.2 million for the three months ended June 30, 2009 from approximately $10.5 million for the three months ended June 30, 2008, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale due to organic growth and the acquisition of TVT. The increase in paid downloads is also in part due to a more efficient global distribution process, which resulted in part from our proprietary V.E.C.T.O.R.TM system, and in part from our strong relationship with retail stores among others. TVT generated approximately $0.4 million in digital revenue in the three months ended June 30, 2009. Revenue from mobile services decreased to approximately $1.5 million for the three months ended June 30, 2009 from approximately $1.7 million for the three months ended June 30, 2008. As a result of the acquisition of TVT and rollout of a physical offering to select distributed labels, physical revenue for the three months ended June 30, 2009 was approximately $0.5 million compared to immaterial physical revenue in the three months ended June 30, 2008. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials) and other sources such as service fees charged to digital music retailers and other non-retail clients decreased to approximately $0.8 million for the three months ended June 30, 2009 from approximately $1.1 million for the three months ended June 30, 2008. This decrease was primarily due to the impact of the economic recession on the ability to secure new stores contractually required to pay for delivery of content, offset by increased synch revenue due to more placements in part as a result of the acquisition of TVT.

Cost of Revenues.  Our cost of revenues increased to approximately $11.1 million for the three months ended June 30, 2009 from approximately $9.9 million for the three months ended June 30, 2008. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $10.2 million for the three months ended June 30, 2009 from approximately $9.5 million for the three months ended June 30, 2008, which increase is primarily related to the increase in overall revenues. During the three months ended June 30, 2009 and 2008, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 68% and 71% of revenues, respectively. Cost of revenues associated with physical sales was approximately $0.4 million for the three months ended June 30, 2009 and was insignificant for the three months ended June 30, 2008. Other costs of revenues increased to approximately $0.5 million for the three months ended June 30, 2009 as compared to approximately $0.3 million for the three months ended June 30, 2008. Gross profit margin increased to 26.6% of revenues for the three months ended June 30, 2009 from 26.4% of revenues for the three months ended June 30, 2008, partly due to our exploitation of TVT-owned content, which has a higher margin than licensed content.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,665,906	51.8%	$2,316,378	52.4%
Professional and consulting fees	1,123,494	21.9%	1,084,252	24.5%
Office expenses	856,392	16.7%	672,525	15.2%
Travel expenses	119,831	2.3%	184,666	4.2%
Marketing	170,617	3.3%	98,246	2.2%
Other expenses	207,962	4.0%	66,723	1.5%
	$5,144,202	100.0%	$4,422,790	100.0%

Operating expenses increased to approximately $5.1 million for the three months ended June 30, 2009 compared to approximately $4.4 million for the three months ended June 30, 2008 due primarily to increases in personnel-related expenses, office expenses and other expenses.

Personnel-related expenses were approximately $2.7 million compared to $2.3 million for the three months ended June 30, 2009 and 2008, respectively. The increase of $0.4 million was primarily related to staff added to support our new physical distribution channel that was part of the TVT acquisition and to enhance our technology infrastructure.

Office expenses were approximately $0.9 million compared to $0.7 million for the three months ended June 30, 2009 and 2008, respectively. Office expenses increased approximately $0.2 million primarily due to increases of $0.1 million each in rent and depreciation expenses. The rent is higher because we moved to a larger office to accommodate our further expansion.

Other expenses were approximately $0.2 million compared to $0.1 million for the three months ended June 30, 2009 and 2008, respectively. The increase of $0.1 million primarily related to an increase in bad debt expense that was classified as office expense in 2008.

Other Income.  We had other income of approximately $0.1 million for each of the three months ended June 30, 2009 and June 30, 2008. We had insignificant interest income in the three months ended June 30, 2009 and approximately $0.1 million in the same period in 2008, which was earned on cash included in the DMGI assets acquired as a result of the Merger.

The following table sets forth items in our Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Six Months Ended June 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$30,385,512	100.0%	$26,558,300	100.0%
Cost of revenues	22,136,605	72.9%	19,462,347	73.3%
Gross profit	8,248,907	27.1%	7,095,953	26.7%
Operating expenses	10,827,188	35.6%	9,146,043	34.4%
Other income	(431,802)	(1.4)%	(160,213)	(0.6)%
Net loss	$(2,146,479)	(7.1)%	$(1,889,877)	(7.1)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$21,488,083	70.7%	$17,250,281	64.9%
Subscriptions(1)	3,630,295	12.0%	3,785,894	14.3%
Mobile services	2,740,716	9.0%	2,789,671	10.5%
Other	2,526,418	8.3%	2,732,454	10.3%
Total	$30,385,512	100.0%	$26,558,300	100.0%
Average number of music recordings available for downloading during the period	1,428,000		1,113,000
Number of music recordings available for downloading at the end of the period	1,504,000		1,167,000
Number of paid downloads during the period	31,468,000		23,415,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $1,949,266 and $2,350,188 for the six months ended June 30, 2009 and 2008, respectively.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

Revenues.  Revenues increased to approximately $30.4 million for the six months ended June 30, 2009 from approximately $26.6 million for the six months ended June 30, 2008. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $25.2 million for the six months ended June 30, 2009 from approximately $21.0 million for the six months ended June 30, 2008, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale due to organic growth and the acquisition of TVT. The increase in paid downloads is also in part due to a more efficient global distribution process, which resulted in part from our proprietary V.E.C.T.O.R.TM system, and in part from our strong relationship with retail stores among others. TVT generated approximately $1.0 million in digital revenue in the six months ended June 30, 2009. Revenue from mobile services decreased to approximately $2.7 million for the six months ended June 30, 2009 from approximately $2.8 million for the six months ended June 30, 2008. As a result of the acquisition of TVT and rollout of a physical offering to select distributed labels, physical revenue for the six months ended June 30, 2009 was approximately $1.2 million, compared to approximately $0.1 million for the six months ended June 30, 2008. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials) and other sources such as service fees charged to digital music retailers and other non-retail clients decreased to approximately $1.3 million for the six months ended June 30, 2009 from approximately $2.7 million for the six months ended June 30, 2008. This decrease was primarily due to the impact of the economic recession on the ability to secure new stores contractually required to pay for delivery of content, offset by increased synch revenue due to more placements in part as a result of the acquisition of TVT.

Cost of Revenues.  Our cost of revenues increased to approximately $22.1 million for the six months ended June 30, 2009 from approximately $19.5 million for the six months ended June 30, 2008. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $20.5 million for the six months ended June 30, 2009 from approximately $18.5 million for the six months ended June 30, 2008, which increase is primarily related to the increase in overall revenues. During the six months ended June 30, 2009 and 2008, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 67% and 70% of revenues, respectively. Cost of revenues associated with physical sales was $0.8 million for the six months ended June 30, 2009 and $0.1 million for the six months ended June 30, 2008. Other costs of revenues decreased to approximately $0.8 million for the six months ended June 30, 2009 as compared to approximately $0.9 million for the six months ended June 30, 2008. Gross profit margin increased to 27.1% of revenues for the six months ended June 30, 2009 from 26.7% of revenues for the six months ended June 30, 2008, partly due to our exploitation of TVT-owned content, which has a higher margin than licensed content.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$5,021,313	46.4%	$4,490,990	49.1%
Professional and consulting fees	2,465,300	22.8%	2,155,337	23.6%
Office expenses	1,700,100	15.7%	1,380,017	15.1%
Travel expenses	381,831	3.5%	555,365	6.1%
Marketing	451,408	4.2%	352,816	3.8%
Other expenses	807,236	7.4%	211,518	2.3%
	$10,827,188	100.0%	$9,146,043	100.0%

Operating expenses increased to approximately $10.8 million for the six months ended June 30, 2009 compared to approximately $9.1 million for the six months ended June 30, 2008 due primarily to increases in personnel-related expenses, professional fees, office expenses and other expenses.

Personnel-related expenses were approximately $5.0 million compared to $4.5 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $0.5 million was primarily related to increases of $0.8 million in payroll expenses due to an increase in employees and $0.2 million in share-based compensation expenses offset by a decrease of $0.5 million in bonus expense. The increase in payroll expense is primarily the result of the addition of the physical distribution department, as part of the TVT acquisition, and the enhancement of the Company’s technology infrastructure.

Professional and consulting fees were approximately $2.5 million for the six months ended June 30, 2009 and $2.2 million for the six months ended June 30, 2008. The $0.3 million increase was primarily attributed to increases in tax services, temporary labor, consulting fees and recruiting expense offset by decreased audit fees.

Office expenses were approximately $1.7 million compared to $1.4 million for the six months ended June 30, 2009 and 2008, respectively. Office expenses increased approximately $0.3 million due to increases of $0.2 million in depreciation and $0.1 million each in rent, moving and licensing expenses offset by a $0.1 million decrease in filing fees (classified as professional fees in 2009). The rent is higher because we moved to a larger office to accommodate our further expansion.

Other expenses were approximately $0.8 million compared to $0.2 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $0.6 million included increases of $0.3 million for bad debt expense (classified as office expense in 2008) and $0.2 million in state and local taxes.

Other Income.  We had other income of approximately $0.4 million for the six months ended June 30, 2009, as compared to approximately $0.2 million of other income for the six months ended June 30, 2008. In 2009, we recognized $0.4 million of other income related to a sale of an acquired artist purchased as part of the TVT asset purchase agreement. We had insignificant interest income in the six months ended June 30, 2009 and approximately $0.1 million in the same period in 2008, which was earned on cash included in the DMGI assets acquired as a result of the Merger.

Liquidity and Capital Resources

We have incurred net losses of approximately $2.1 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had approximately $4.2 million in cash and cash equivalents. Management believes that we have sufficient resources from cash balances on-hand and cash flow to be generated from operations to fund our net cash commitments and requirements for the next twelve months. In addition, on February 5, 2009, we entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, we can borrow an amount that does not exceed 80% of our eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year. Under the credit agreement, we are required to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. We were in default under the credit agreement as a result of our failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarters ended June 30, 2009 and March 31, 2009. We have obtained waivers from the Bank of such defaults in respect of the quarters ended June 30, 2009 and March 31, 2009. In the event that we are unable to meet our quarterly income/loss projections for future quarters, we will need to obtain additional waivers from the Bank. There can be no assurance that the Bank will grant future waivers to us. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

Cash Flows for the Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net cash provided by operations for the six months ended June 30, 2009 was approximately $0.8 million. The reconciliation of net loss of approximately $2.1 million to net cash provided by operations for the six months ended June 30, 2009 included non-cash charges for depreciation and amortization of approximately $0.9 million, bad debt expense of approximately $0.3 million and share-based compensation of approximately $0.5 million. These net non-cash charges were supplemented by reductions of $1.2 million in various operating net assets, including a reduction in net accounts receivable of $1.6 million and increases of $0.8 million in each of accounts payable and accrued royalties, offset by a $1.2 million increase in royalty advances, a decrease of $0.4 million in accrued expenses, an increase of $0.3 million in other assets and recognition of $0.2 million in deferred revenue.

Net cash provided by operations for the six months ended June 30, 2008 was approximately $0.8 million. The reconciliation of net loss of approximately $1.9 million to net cash provided by operations for the six months ended June 30, 2008 included non-cash charges for depreciation and amortization of approximately $0.6 million, bad debt expense of approximately $0.1 million and share-based compensation of approximately $0.4 million. As a result of our increase in revenues, our corresponding accounts receivable increased by approximately $2.0 million whereas our royalty payable increased by $2.2 million for the period ended June 30, 2008. Similarly, deferred revenue increased by $0.5 million. Additionally, as a result of our content acquisition strategy, we utilized approximately $1.0 million net cash for royalty advances to secure additional music and audio content rights.

Our investing activities resulted in a net cash outflow of approximately $1.1 million for the six months ended June 30, 2009 as a result of the purchase of $1.2 million of property and equipment, offset by $0.2 million of loan repayments received. For the six months ended June 30, 2008, investing activities resulted in a net cash outflow of approximately $1.0 million as a result of professional fees and other expenditures of $0.5 million that increased goodwill associated with the Merger, expenditures of $0.1 million to purchase property and equipment and our preliminary deposit of $0.4 million incurred in the acquisition of certain TVT assets. The property and equipment additions for the six months ended June 30, 2009 were primarily due to leasehold improvements of $0.9 million.

There was no cash provided from financing activities for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, we had cash and cash equivalents of approximately $4.2 million and a working capital deficit of approximately $2.4 million, compared to cash and cash equivalents of approximately $4.5 million and a working capital deficit of approximately $0.5 million at December 31, 2008.

Description of Indebtedness

Convertible Shares and Debt Instruments

At June 30, 2009, we had 448,833 shares of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.33 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share at the conversion rate of 3.33 to 1) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

As of June 30, 2009, we had no outstanding convertible debt owed to Dimensional.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 53% of our voting common stock on a fully diluted basis as of June 30, 2009. Dimensional is also the controlling stockholder of eMusic, which provides digital music distribution services to us under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. This agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through December 31, 2009. Pursuant to the agreement, we are entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $923,201 and $1,075,088 for the three months and $1,949,266 and $2,350,188 for the six months ended June 30, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $924,490 and $1,012,658 at June 30, 2009 and December 31, 2008, respectively.

For information relating to other related party transactions, see Note 12 to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision sought compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also sought statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision four hundred dollars. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgement.

To our knowledge, there are no currently pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2009. These shares were delivered to us as payment of taxes on the vesting of restricted stock and deferred stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
April 1, 2009 to April 30, 2009	—		—	—	—
May 1, 2009 to May 31, 2009	2,506	(a)	$2.70	—	—
June 1, 2009 to June 30, 2009	—		—	—	—
Total	2,506	(a)	$2.70	—	—

(a)	Represents 2,506 shares of common stock withheld by us for the satisfaction of withholding tax upon the vesting of restricted stock awards under the 2008 Stock Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 2, 2009 to: (i) elect the seven members of our board of directors, (ii) ratify the appointment of our independent registered public accountants for the fiscal year ended December 31, 2009, (iii) approve amendments to The Orchard Enterprises, Inc.’s 2008 Stock Plan and (iv) transact such other business as may properly come before the meeting or any adjournment or postponement of the meeting.

At the Annual Meeting, our stockholders elected the following directors to serve until our annual meeting of stockholders to be held in 2010.

Name	Numbers of Votes Cast For	Number of Votes Withheld
David Altschul	5,955,129	564,410
Viet Dinh	5,956,019	563,520
Michael Donahue	5,955,129	564,410
Nathan Peck	5,955,129	564,410
Greg Scholl	6,101,001	418,538
Danny Stein	5,949,063	570,476
Joel Straka	6,101,891	417,648

At the Annual Meeting, the stockholders also voted upon and approved the ratification of the appointment of Marcum LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
6,282,027	237,512	0

In addition, at the Annual Meeting, the stockholders voted upon and approved amendments to The Orchard Enterprises, Inc. 2008 Stock Plan to, among other things, (i) increase the aggregate number of shares available for issuance under the plan from 1,250,000 to 1,450,000 shares, (ii) fix the automatic annual increase in the number of shares of common stock as to which awards may be granted at 400,000 shares for fiscal year 2010 instead of the current provision in the 2008 Stock Plan, which will continue to apply for all future fiscal years, (iii) add restricted stock units and cash incentive payments as additional types of awards that may be granted under the plan and (iv) enable payments of performance-based stock awards and performance-based cash incentive awards to certain executive officers that qualify as deductible for federal income tax purposes under Internal Revenue Code Section 162(m).

For	Against	Abstain	Broker Non-Vote
4,919,005	541,085	7,364	1,052,085

No other business came before the meeting.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.)(collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International*††
10.2	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby*††
10.3	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc.*††
10.4	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA*††
10.5	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008*††
10.6	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan*†
10.7	Form of Stock Option Grant Agreement under the 2008 Stock Plan*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: August 14, 2009	/s/ Greg Scholl Greg Scholl Chief Executive Officer
Date: August 14, 2009	/s/ Nathan Fong Nathan Fong Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.) (collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International*††
10.2	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby*††
10.3	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc.*††
10.4	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA*††
10.5	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008*††
10.6	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan*†
10.7	Form of Stock Option Grant Agreement under the 2008 Stock Plan*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.