Form 10-Q/A
period 2009-06-30
Orchard Enterprises, Inc.
filed 2009-09-25
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The Orchard Enterprises, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Form 10-Q”) to file certain exhibits in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 (the “Exhibits”) originally filed with the Original Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file the Exhibits and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, to file new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.)(collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International*††
10.2	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby*††
10.3	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc.*††
10.4	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA*††
10.5	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008*††
10.6	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan**†
10.7	Form of Stock Option Grant Agreement under the 2008 Stock Plan**†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.3	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith
**	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
***	Previously furnished with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: September 25, 2009	/s/ Greg Scholl Greg Scholl Chief Executive Officer
Date: September 25, 2009	/s/ Nathan Fong Nathan Fong Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.) (collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International*††
10.2	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby*††
10.3	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc.*††
10.4	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA*††
10.5	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008*††
10.6	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan**†
10.7	Form of Stock Option Grant Agreement under the 2008 Stock Plan**†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.3	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith
**	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
***	Previously furnished with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.