Form 10-Q
period 2009-09-30
Orchard Enterprises, Inc.
filed 2009-11-13
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

(Commission File Number) 000-51761

THE ORCHARD ENTERPRISES, INC.

(Exact Name of Registrant As Specified in Its Charter)

Delaware	20-3365526
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

23 East 4th Street, 3rd Floor
New York, NY

(Address of Principal Executive Offices)

10003

(Zip Code)

(212) 201-9280

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.01 per share, outstanding as of November 13, 2009 was 6,394,625.

THE ORCHARD ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Page
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1
Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2009 and 2008 and for the Three Months Ended September 30, 2009 and 2008	2
Condensed Consolidated Statements of Cash Flow (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4T. Controls and Procedures	35

PART II

OTHER INFORMATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,695,479	$4,521,027
Accounts receivable – net	8,935,559	12,576,934
Inventory	102,393	133,404
Royalty advances	5,419,544	2,720,119
Prepaid expenses and other current assets	616,479	980,226
Total current assets	19,769,454	20,931,710
Royalty advances, less current portion	1,455,420	2,152,169
Music and audio content – net	4,825,627	5,604,500
Property and equipment – net	2,451,443	1,609,467
Intangible assets – net	819,681	907,472
Goodwill	12,350,378	26,463,900
Other assets	524,061	410,284
Total assets	$42,196,064	$58,079,502
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$951,036	$907,661
Accrued royalties	18,908,527	17,756,902
Accrued expenses	1,300,003	1,223,717
Deferred revenue	1,205,870	1,534,702
Total current liabilities	22,365,436	21,422,982
Commitments and Contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated; 448,707 shares issued and outstanding; liquidation preference of $24,992,980 as of September 30, 2009 and December 31, 2008	7,015,276	7,015,276
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized; 6,394,625 and 6,276,609 shares issued and outstanding as of September 30, 2009 and December 31, 2008	63,946	62,766
Additional paid-in capital	56,690,566	55,926,156
Accumulated deficit	(43,874,427)	(26,347,793)
Accumulated other comprehensive (loss) income	(64,733)	115
Total stockholders’ equity	12,815,352	29,641,244
Total liabilities, redeemable preferred stock, and stockholders’ equity	$42,196,064	$58,079,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	$15,169,437	$14,624,068	$45,554,949	$41,182,368
Cost of revenues	11,262,041	9,975,959	33,398,646	29,438,304
Gross profit	3,907,396	4,648,109	12,156,303	11,744,064
Impairment of goodwill	14,113,522	—	14,113,522	—
Restructuring expenses	312,008	—	312,008	—
(Gain) loss from disposal and writedowns of property and equipment	(23,870)	—	(23,870)	21,767
Operating expenses	4,875,390	4,878,805	15,702,578	14,024,850
Loss from operations	(15,369,654)	(230,696)	(17,947,935)	(2,302,553)
Other income (expense):
Interest income	1,384	21,846	6,377	162,774
Interest expense	(20,000)	—	(47,555)	—
Other income	8,115	150,000	462,479	191,052
Total other income (expense)	(10,501)	171,846	421,301	353,826
Net loss	$(15,380,155)	$(58,850)	$(17,526,634)	$(1,948,727)
Loss per share – basic and diluted	$(2.47)	$(0.01)	$(2.84)	$(0.31)
Weighted average shares outstanding – basic and diluted	6,228,184	6,296,170	6,162,079	6,262,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,526,634)	$(1,948,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,386,806	1,016,368
Bad debt expense	570,000	202,735
(Gain) loss on disposal and writedowns of property and equipment	(23,870)	21,767
Impairment of goodwill	14,113,522	—
Share-based compensation	772,748	661,506
Changes in operating assets and liabilities:
Accounts receivable	3,071,375	(3,728,601)
Inventory	31,011	4,366
Royalty advances	(2,002,676)	609,862
Prepaid expenses and other current assets	363,747	(709,744)
Other assets	(363,777)	(9,096)
Accounts payable	43,375	88,322
Accrued royalties	1,151,627	3,032,098
Accrued expenses	69,126	137,338
Deferred revenue	(328,832)	982,600
Net cash provided by operating activities	1,327,548	360,794
Cash flows from investing activities:
Purchases of property and equipment	(1,374,518)	(617,268)
Repayment of loan receivable	250,000	(416,666)
Acquisition deposit (TVT assets)	—	(6,029,388)
Proceeds from the sale of property and equipment	36,270	—
Increase in goodwill associated with Digital Music Group, Inc.	—	(485,791)
Net cash used in investing activities	(1,088,248)	(7,549,113)
Effect of exchange rate changes on cash and cash equivalents	(64,848)	23,852
Increase (decrease) in cash and cash equivalents	174,452	(7,164,467)
Cash and cash equivalents – Beginning of period	4,521,027	10,636,618
Cash and cash equivalents – End of period	$4,695,479	$3,472,151
Supplemental cash flow information:
Interest paid	$47,555	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009.

2. Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and requires significant resources to fund its operations. The Company incurred net losses of $15,380,155 and $17,526,634 for the three and nine months ended September 30, 2009, respectively. Management believes cash balances on-hand and cash flow generated from operations will be sufficient to fund the Company’s net cash requirements for the next twelve months. In addition, on February 5, 2009, the Company entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, the Company can borrow an amount that does not exceed 80% of its eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Liquidity and Capital Resources  – (continued)

For additional information relating to the secured revolving credit facility, see Note 10. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

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

The following table summarizes the number of common shares outstanding attributable to potentially dilutive securities.

	September 30,
	2009	2008
Series A Preferred Stock	1,494,194	1,494,614
Stock options	575,172	568,380
Warrants	91,000	91,000
Non-vested Restricted Stock Awards	161,012	216,773
Total	2,321,378	2,370,767

Convertible Instruments — The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with derivatives and hedging accounting standards, which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements as described in the above standards, which also provides an exception to this rule when the host instrument is deemed to be conventional.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with accounting standards for debt. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred stock transaction and the effective conversion price embedded in the preferred stock.

Preferred Stock — The Company applies accounting standards relating to distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value in accordance with the accounting standards. The accounting standards also describe the classification and measurement

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

treatment for all other issuances of preferred stock. Accordingly, the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock as a component of stockholders’ equity.

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

From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations. Realized and unrealized gains and losses on these contracts are included in the consolidated statements of operations. As of September 30, 2009, the Company had no open currency hedge contracts.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through November 13, 2009, the date the financial statements were issued.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued new provisions on the determination of the useful life of intangible assets, as described in FASB Accounting Standards Codification (“FASB ASC”) 350, Goodwill and Other Intangible Assets (formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets). The provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the provisions is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The new provisions are effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions effective January 1, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted new provisions of FASB ASC 815-40, Contracts in Entity’s own Equity (formerly FASB Staff Position Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock) which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of the provisions did not have any impact on the Company’s consolidated financial position, results of operations and cash flows as the Company does not have any financial instruments with characteristics which meet the definition of a derivative instrument in accordance with these provisions.

In April 2009, the FASB issued new provisions of FASB ASC 825, Financial Instruments (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

Instruments) requiring entities to provide disclosures about the fair value of financial instruments in interim financial information. The provisions require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new provisions for other than temporary impairments in FASB ASC 320, Investments — Debt and Equity Securities (formerly FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The provisions change existing guidance for determining whether an impairment to debt securities is other than temporary; replace the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis; require that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and require entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting the provisions, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued new provisions of FASB ASC 820, Fair Value Measurement and Disclosures (formerly FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active). The new provisions clarify the application of preexisting provisions in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions became effective immediately upon issuance and its adoption did not have an effect on the Company’s consolidated financial statements. The Company currently determines the fair value of its property and equipment when assessing long-lived asset impairments and the fair value measurement provisions were effective for these fair value assessments as of January 1, 2009. In April 2009, the FASB issued further clarification on the fair value accounting guidance as described in FASB ASC 820, Fair Value Measurement and Disclosures (formerly FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This new provision affirms that the objective of fair value when the market for an asset is not active is the price that would be received upon selling the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The provisions instead require an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The provisions are effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the accounting codification provisions (the “Codification”) as described in FASB ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles). Released on July 1, 2009, the Codification became the source of authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of these provisions, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification is effective for the Company’s quarterly reporting period ended September 30, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements other than changes in referencing to authoritative accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99 (“Update 2009-04”). Update 2009-04 represents an update to Topic 480-10-S99, Distinguishing Liabilities from Equity, based on Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Company adopted Update 2009-04 for the quarter ended September 30, 2009 and the adoption of Update 2009-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurement and Disclosures — Measuring Liabilities at Fair Value (“Update 2009-05”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures – Overall of the FASB ASC. Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted Update 2009-05 for the quarter ended September 30, 2009. Management has determined that the adoption of Update 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update 2009-08, Earnings Per Share —  Amendments to Section 260-10-S99 (“Update 2009-08”). Update 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company adopted Update 2009-08 for the quarter ended September 30, 2009 and the adoption of Update 2009-08 did not have material impact on the Company’s consolidated financial statements.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Business Combination  – (continued)

The Acquisition has been accounted for as a business acquisition using the purchase method of accounting as required by accounting standards for business combinations. Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of TVT Records based on their estimated fair values as of the closing date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

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

The unaudited pro forma combined financial information for the nine months ended September 30, 2008 is as follows:

Revenues	$44,616,349
Net loss	$(3,880,433)
Loss per share – basic and diluted	$(0.62)
Weighted average shares outstanding – basic and diluted	6,262,004

Management believes that the above pro forma combined financial information may not provide meaningful comparative information, given that the Company only acquired certain assets and liabilities of TVT Records and, in addition, TVT Records filed for bankruptcy on February 13, 2008.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory consists of cassettes, CDs, vinyl, finished CDs and component parts totaling $102,393 and $133,404 at September 30, 2009 and December 31, 2008, respectively.

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

Royalty advances consist of the following:

	September 30, 2009	December 31, 2008
Balance, beginning of period	$4,872,288	$4,766,220
Royalty advances paid to content owners	7,793,825	5,464,292
Purchased from TVT Records	—	1,319,000
Less: recoupment of royalty advances	(5,791,149)	(6,677,224)
Balance, end of period	6,874,964	4,872,288
Less: current portion of royalty advances	5,419,544	2,720,119
Long-term portion of royalty advances	$1,455,420	$2,152,169

7. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	September 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	5.22	$3,909,545	$(1,273,259)	$2,636,286	$3,909,545	$(695,007)	$3,214,538
Digital rights	8.17	1,938,030	(355,306)	1,582,724	1,938,030	(209,953)	1,728,077
Master recordings	8.23	736,904	(130,287)	606,617	736,904	(75,019)	661,885
Total Music and audio content		$6,584,479	$(1,758,852)	$4,825,627	$6,584,479	$(979,979)	$5,604,500

Amortization expense was $778,873 and $649,832 for the nine months ended September 30, 2009 and 2008, respectively, and $259,625 and $259,624 for the three months ended September 30, 2009 and 2008, respectively.

In accordance with the accounting standards for intangible assets under U.S. GAAP, the Company reviews music and audio content for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If music and audio content are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to music and audio content during the three and nine months ended September 30, 2009 or 2008.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Music and Audio Content  – (continued)

The impairment analysis of music and audio content is based upon estimates and assumptions relating to the Company’s future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s music and audio content could result in the need to perform an impairment analysis under the accounting standards for intangible assets in future periods which could result in a significant impairment.

8. Assumed Intangible Assets

Intangible assets consist of the following:

	Weighted Average Remaining Amortization Period (Years)	September 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	6.75	$700,000	$(109,375)	$590,625	$700,000	$(43,750)	$656,250
Corporate trade name	7.75	266,000	(36,944)	229,056	266,000	(14,778)	251,222
Total Intangible assets		$966,000	$(146,319)	$819,681	$966,000	$(58,528)	$907,472

Amortization expense was $87,791 and $29,264 for the nine months ended September 30, 2009 and 2008, respectively, and $29,263 and $29,264 for the three months ended September 30, 2009 and 2008, respectively.

In accordance with the accounting standards for intangible assets under U.S. GAAP, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to intangible assets during the three and nine months ended September 30, 2009 or 2008.

The impairment analysis of intangible assets is based upon estimates and assumptions relating to the Company’s future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s intangible assets could result in the need to perform an impairment analysis under the accounting standards for intangible assets in future periods which could result in a significant impairment.

9. Goodwill

Changes in goodwill are as follows:

Balance, December 31, 2008	$26,463,900
Impairment of goodwill	(14,113,522)
Balance, September 30, 2009	$12,350,378

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Goodwill  – (continued)

In connection with the Company’s acquisitions of DMGI and TVT (as described in Note 1), the Company acquired intangible assets of $33,877,457 which includes goodwill in the amount of $26,463,900.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of such goodwill may be impaired. Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. Upon an indication of impairment from step one, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value to all assets and liabilities other than goodwill and comparing this value to the carrying amount of goodwill.

During 2008 and 2009, the global economy has weakened, which, among other factors, has contributed to the Company’s weaker than expected performance and a decline in the Company’s overall market value. The price per share of the Company’s common stock continues to negatively diverge from the broader market in 2009. In addition, the digital media industry growth has slowed significantly during 2009 and there has been a continued illiquidity in the overall credit market. As a result, the Company concluded that, due to a reduction of the Company’s market capitalization for a sustained period of time, declining digital media industry growth during 2009, and the continued macroeconomic instability, an interim impairment analysis of goodwill as of September 30, 2009 was necessary.

To estimate the fair value of the business, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions and estimates for, among other things, forecasted revenues, gross profit margins, operating profit margins, growth rates and long-term discount rates, all of which require significant judgments by management. The market approach derives fair values by benchmarking metrics and transactions of companies that are comparable to the Company.

Accordingly, based on the analysis performed related to goodwill, the Company recorded an impairment charge of $14,113,522 during the quarter ended September 30, 2009 related to goodwill, to reduce the carrying value to an amount that is expected to be recoverable.

10. Restructuring

During the third quarter of 2009, the Company announced a restructuring action to further reduce expenses. The restructuring was comprised of a staff reduction initiative which resulted in an elimination of approximately 20% of the Company’s pre-reduction headcount. This reduction, among other cost savings initiatives taken throughout the year, is to take advantage of technology and to align costs with a slower than expected digital music market growth rate.

All affected personnel were notified prior to September 30, 2009. The Company recorded charge of $312,008 attributable to this initiative in the third quarter related to severance and related severance benefits. This charge resulted in $69,820 of cash expenditures in the third quarter of 2009 and the remaining of $242,188 has been accrued at September 30, 2009 and will be paid in the fourth quarter of 2009 and in 2010.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Secured Revolving Credit Facility

On February 5, 2009, the Company together with certain of its subsidiaries entered into a $3 million secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (the “Bank”). The amount of such revolving credit arrangement is subject to increase to $4 million under certain circumstances. Under the terms of the agreement, the Company may borrow, repay and reborrow, at any time, an aggregate amount that does not exceed 80% of its eligible accounts receivable. Outstanding advances made under the facility bear interest at a rate of prime plus 4% per annum, provided the minimum amount of interest shall not be less than 8% per annum and the maximum amount of interest shall not be greater than 10% per annum. The Company is required to pay a minimum quarterly interest of $20,000 whether or not there are any outstanding borrowings. As of September 30, 2009, the Company did not have any outstanding borrowings and therefore incurred $47,555 of interest expense for the nine months then ended. The Company's line of credit is collateralized by its accounts receivable and inventory and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the Bank may declare that all amounts owing under the credit arrangement are due and payable. The revolving credit facility expires on February 4, 2010. Each of the Company's direct and indirect subsidiaries that is not a borrower with the Company under this revolving credit arrangement has guaranteed the obligations of the Company under that arrangement. The Company was in default under the credit agreement as a result of its failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. The Company has obtained waivers from the Bank of such defaults in respect of the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. In the event that the Company is unable to meet its quarterly income/loss projections for future quarters, the Company will need to obtain additional waivers from the Bank. There can be no assurance that the Bank will grant future waivers to the Company.

12. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) of which 448,707 shares were issued and outstanding as of September 30, 2009. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at a rate of 3.33 common shares for each preferred share subject to adjustments for stock splits, combinations and distributions, and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty consecutive days and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis.

The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Redeemable Preferred Stock  – (continued)

Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights, privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

In accordance with the accounting standards relating to distinguishing liabilities from equity, the Company has classified the Series A Preferred Stock outside of permanent equity because the securities contain contingent redemption features that are not solely within the control of the Company. The securities are carried at their face value (representing fair value) because the contingency has not been met and it is not probable. If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

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

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of September 30, 2009, there are 2,160,366 shares of common stock reserved for issuance upon exercise of stock options and warrants and the conversion of the Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of common stock at an exercise price of $36.56 per share. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan (the “Plan”), which amended and restated the Company’s 2005 Stock Plan. The Plan was further amended and approved by the stockholders on June 2, 2009. The amended plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive payments to employees, directors, and consultants and enables the payment of performance-based stock awards and performance-based cash incentive awards to certain executives that qualify as deductible for federal income tax purposes under Internal Revenue Code Section 162(m). The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the plan which established the number and terms of such grants. The Plan, as adopted by the stockholders on June 4, 2008, does not provide for annual grants to non-employee directors. As of September 30, 2009, there were 783,684 shares of common stock that have been issued or are reserved for issuance under the Plan.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Stockholders’ Equity  – (continued)

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

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock option awards for the nine months ended September 30, 2009:

September 30, 2009
Risk-free rate of return	1.87%
Expected volatility	69.53%
Expected life	4.49 years
Expected dividend yield	0.00%
Exit rate post-vesting	19.9%
Exit rate pre-vesting	15.9%

The Company calculates the expected volatility for stock-based awards using comparable industry data because sufficient historical trading data does not exist for the Company’s stock. The Company estimates the forfeiture rate for stock-based awards based on historical data. The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected option terms.

A summary of stock option activity under the Plan during 2009 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)
Outstanding as of January 1, 2009	565,465	$6.11	8.12
Granted	30,000	2.47	6.58
Exercised	—	—	—
Forfeited or expired	(20,293)	5.41	5.63
Outstanding as of September 30, 2009	575,172	$5.94	7.39
Exercisable as of September 30, 2009	316,078	$6.45	7.60

A summary of the status of the non-vested restricted stock granted under the Plan is as follows:

Restricted Stock Awards	Number of Shares of Restricted Stock	Weighted Average Grant Date Price
Non-vested restricted stock as of January 1, 2009	188,034	$6.60
Granted	124,512	2.57
Vested	(149,034)	4.83
Forfeited or expired	(2,500)	7.44
Non-vested restricted stock as of September 30, 2009	161,012	$5.11

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Stockholders’ Equity  – (continued)

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of September 30, 2009, the Company has $894,184 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.57 years. The Company recognized compensation expense of $772,748 and $661,506 for the nine months ended September 30, 2009 and 2008, respectively, related to the issuance of stock options and restricted stock under the Plan.

For fiscal 2010, the shares available under the Plan will be increased by 400,000 shares. On the first day of each fiscal year thereafter, the shares available under the Plan will be increased by the lesser of (i) 250,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As of September 30, 2009, a total of 458,709 shares remained available for grant under the Plan.

14. Related Party Transactions

Distribution Services With eMusic — eMusic provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The Company entered into a new agreement with eMusic dated January 1, 2009. eMusic is an entity controlled by Dimensional. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the Internet through September 30, 2010. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $731,613 and $1,100,784 for the three months and $2,680,879 and $3,450,972 for the nine months ended September 30, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $716,410 and $1,012,658 at September 30, 2009 and December 31, 2008, respectively.

Revenue Sharing Agreement With CGH Ventures, Inc. — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $36,034 and $1,225 for the three months ended September 30, 2009 and 2008, respectively, and $36,034 and $31,933 for the nine months ended September 30, 2009 and 2008, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying condensed consolidated statements of operations.

15. Commitments and Contingencies

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

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision sought compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Commitments and Contingencies  – (continued)

plaintiffs also sought statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision four hundred dollars. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgment.

On March 11, 2008, the Company initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to the Company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval. Subsequently, the court approved the settlement. On September 21, 2009, TufAmerica has brought an action in the Superior Court of California in Sacramento against the Company asserting breach of contract. Management believes that TufAmerica’s claim was settled on March 25, 2009 and plans to vigorously defend the action against the Company.

16. Subsequent Events

On October 15, 2009, the Company received a letter from Dimensional in which Dimensional proposed entering into non-binding discussions with the Company regarding a potential transaction through which Dimensional would acquire all of the outstanding shares of common stock of the Company that are not currently owned by Dimensional at a price of $1.68 per share. The Board of Directors formed a Special Committee comprised of independent and disinterested directors to review and evaluate Dimensional’s proposal. After preliminary discussions with representatives of the Special Committee, Dimensional revised its initial proposed price to $1.84 per share. The Special Committee is reviewing and evaluating the revised proposal. The Special Committee has engaged independent legal counsel and an independent financial advisor to assist in its review and evaluation.

There can be no assurance that any agreement on financial or other terms satisfactory to the Special Committee will be reached with Dimensional or that any transaction will be approved or consummated. Furthermore, there can be no assurance regarding the timing of or whether the Special Committee will elect to pursue any alternative transactions, or that any such alternative transaction will be approved or consummated and there is no certainty that any transaction with Dimensional or any alternative transaction will result in the Company’s stockholders receiving a share price equal to or above the current trading price of the Company’s common stock or equal to the prices per share proposed by Dimensional.

On November 12, 2009, the Company received a letter from The Nasdaq Stock Market stating that Company failed to comply with the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing on The Nasdaq Global Market under Listing Rule 5450(b)(1)(C). The Company’s common stock will continue to trade on The Nasdaq Global Market under the symbol ORCD as the deficiency letter has no effect at this time on the Company’s listing on The Nasdaq Global Market. The Company has 90 calendar days, or until February 10, 2010, to regain compliance with the MVPHS continued listing requirement. To regain compliance with the MVPHS continued listing requirement, the MVPHS of the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Subsequent Events  – (continued)

Company’s common stock must be $5,000,000 or more for a minimum of 10 consecutive trading days at any time before February 10, 2010. The Company intends to maintain its listing on Nasdaq and will actively monitor the market value of its common stock between now and February 10, 2010 and will consider available options.

THE ORCHARD ENTERPRISES, INC.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;
•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix;
•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution and revenue growth from higher margin owned and controlled content;
•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;
•	Our ability to continue to acquire digital rights and market our value-added services to content owners;
•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;
•	Distribution of our music and video content;
•	Evolving digital entertainment services which offer variable pricing which may reduce the cost per download per track;
•	Music and video piracy;
•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution;
•	The impact of general economic recession and other market and economic challenges on our business;
•	The outcome of, expenses associated with, or developments concerning, Dimensional’s proposal to acquire all of our outstanding common stock not already owned by it or any litigation related to the proposal;
•	Our ability to maintain the listing of our common stock on The Nasdaq Stock Market; and
•	The uncertainty for our employees, customers, and other business partners resulting from Dimensional’s proposal, which could adversely affect our business and financial results.

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

We are a global leader in digital media services, currently controlling and distributing approximately 1,700,000 music and audio recordings, or tracks, and over 4,000 titles of video programming and other materials through hundreds of digital stores (e.g. Amazon, eMusic (which is controlled by our majority stockholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g. China Mobile, Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label, retailer, brand and agency clients by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, branded entertainment programs, film, advertising, gaming and television licensing and other related services.

On November 12, 2009, the Company received a letter from The Nasdaq Stock Market stating that Company failed to comply with the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing on The Nasdaq Global Market under Listing Rule 5450(b)(1)(C). The Company’s common stock will continue to trade on The Nasdaq Global Market under the symbol ORCD as the deficiency letter has no effect at this time on the Company’s listing on The Nasdaq Global Market. The Company has 90 calendar days, or until February 10, 2010, to regain compliance with the MVPHS continued listing requirement. To regain compliance with the MVPHS continued listing requirement, the MVPHS of the Company’s common stock must be $5,000,000 or more for a minimum of 10 consecutive trading days at any time before February 10, 2010. The Company intends to maintain its listing on Nasdaq and will actively monitor the market value of its common stock between now and February 10, 2010 and will consider available options.

Significant Customers

Since inception through September 30, 2009, our revenue has been derived primarily from the distribution of digital music content. Two customers, iTunes and eMusic, account for a significant portion of our total revenue and related accounts receivable. For the nine months ended September 30, 2009 and 2008, iTunes represented 61% and 55% of total revenues and eMusic represented 6% and 8% of total revenues, respectively. Accounts receivable from iTunes were 25% and 26% of total accounts receivable at September 30, 2009 and December 31, 2008, respectively. Accounts receivable from eMusic were 7% and 8% of total accounts receivable at September 30, 2009 and December 31, 2008, respectively.

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

Combined revenue from digital downloads and subscription fees comprised approximately 82% and 79% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. Approximately 9% and 11% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively, was derived from mobile services.

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

Revenue Recognition and Assessing the Collectability of Accounts Receivable

In accordance with accounting standards for multiple element revenue arrangements, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

Our distribution revenue from the sale of music recordings through digital distribution channels is recognized when the products are sold by the digital service providers, which provide us with periodic notification of the sales.

For arrangements with multiple obligations (e.g., deliverable and undelivered music content, music publishing information and other services), we allocate revenues to each component of the contract based on objective evidence of its fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Revenues from multiple element arrangements were not significant during the three and nine months ended September 30, 2009 and 2008.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when the product is shipped to retail distributors, less a provision for future estimated returns based on historical trends. We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues from physical sales were $0.7 million and $1.9 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

In making estimates regarding the collectability of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Historically, we have incurred minimal losses for bad debts, although this may not be the case in the future. We maintained a bad debt allowance of $1,492,186 at September 30, 2009 and $969,586 at December 31, 2008.

Recoverability of Royalty Advances

We pay advance royalties to certain record labels and artists. In accordance with music industry accounting standards, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner or its distributor are capitalized as assets. The decision to capitalize an advance to a content owner or its distributor as an asset requires significant judgment as to the recoverability of these advances. We assess the recoverability of these assets upon initial commitment of the advance based upon our forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, we evaluate the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is expensed. All advances are assessed for recoverability periodically and, at minimum, on a quarterly basis.

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

We measure and record uncertain tax positions in accordance with income tax accounting standards, which prescribe a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The accounting standards also provide guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions involves significant judgments by management.

Share-Based Compensation

In accordance with stock-based compensation accounting standards, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. This estimation of the fair value of each share-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the compensatory element under the Trinomial Lattice Model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), a risk-free interest rate, dividend yield and assumptions as to volatility of the underlying equity security. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock on the historical volatility for our peer group public companies because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI and TVT Records as a result of the Merger and acquisition of TVT’s assets. We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with goodwill accounting standards. As described in the guidance, a two-step impairment test is required to be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. To the extent additional events or changes in circumstances occur, our stock price remains depressed or our strategies change, we may conclude that a non-cash goodwill impairment charge against earnings is required, which could have an adverse effect on our financial position and results of operations, although it would have no effect on our cash flow.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued new provisions on the determination of the useful life of intangible assets, as described in FASB Accounting Standards Codification (“FASB ASC”) 350, Goodwill and Other Intangible Assets (formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets). The provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the provisions is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. generally accepted accounting principles (“GAAP”). The new provisions are effective for fiscal years beginning after December 15, 2008. We adopted the provisions effective January 1, 2009 and the adoption of the provisions did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new provisions of FASB ASC 815-40, Contracts in Entity’s own Equity (formerly FASB Staff Position Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock) which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of the provisions did not have any impact on our consolidated financial position, results of operations and cash flows as we do not have any financial instruments with characteristics which meet the definition of a derivative instrument in accordance with these provisions.

In April 2009, the FASB issued new provisions of FASB ASC 825, Financial Instruments (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) requiring entities to provide disclosures about the fair value of financial instruments in interim financial information. The provisions require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. We adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new provisions for other than temporary impairments in FASB ASC 320, Investments — Debt and Equity Securities (formerly FASB Staff Position FAS 115-2 and FAS 124-2,

Recognition and Presentation of Other-Than-Temporary Impairments). The provisions change existing guidance for determining whether an impairment to debt securities is other than temporary; replace the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; require that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and require entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting the provisions, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. We adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued new provisions of FASB ASC 820, Fair Value Measurement and Disclosures (formerly FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active). The new provisions clarify the application of preexisting provisions in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions became effective immediately upon issuance and its adoption did not have an effect on our consolidated financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and the fair value measurement provisions were effective for these fair value assessments as of January 1, 2009. In April 2009, the FASB issued further clarification on the fair value accounting guidance as described in FASB ASC 820, Fair Value Measurement and Disclosures (formerly FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This new provision affirms that the objective of fair value when the market for an asset is not active is the price that would be received upon selling the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The provisions instead require an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. We adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The provisions are effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions did not have any impact on our condensed consolidated financial statements.

In June 2009, the FASB issued the accounting codification provisions (the “Codification”) as described in FASB ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles). Released on July 1, 2009, the Codification became the source of authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of these provisions, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification is effective for our quarterly reporting period ended September 30, 2009. The adoption of the provisions did not have any impact on our consolidated financial statements other than changes in reference to various authoritative accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99 (“Update 2009-04”). Update 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, based on Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities.” We adopted Update 2009-04 for the quarter ended September 30, 2009 and the adoption of Update 2009-04 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurement and Disclosures — Measuring Liabilities at Fair Value (“Update 2009-05”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted Update 2009-05 for the quarter ended September 30, 2009 and the adoption of Update 2009-05 did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update 2009-08, Earnings Per Share Amendments to Section 260-10-S99 (“Update 2009-08”). Update 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We adopted Update 2009-08 for the quarter ended September 30, 2009 and the adoption of Update 2009-08 did not have material impact on our consolidated financial statements.

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

	For the Three Months Ended September 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$15,169,437	100.0%	$14,624,068	100.0%
Cost of revenues	11,262,041	74.2%	9,975,959	68.2%
Gross profit	3,907,396	25.8%	4,648,109	31.8%
Impairment of goodwill	14,113,522	93.0%	—	—
Restructuring expenses	312,008	2.1%	—	—
(Gain) loss from disposal and writedowns of property and equipment	(23,870)	(0.2)%	—	—
Operating expenses	4,875,390	32.1%	4,878,805	33.4%
Other (income) expense	10,501	0.1%	(171,846)	(1.2)%
Net loss	$(15,380,155)	(101.4)%	$(58,850)	(0.4)%

	For the Three Months Ended September 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Key Revenue and Operating Data:
Revenue by source:
Downloads	$10,485,920	69.1%	$9,009,749	61.6%
Subscriptions(1)	1,678,449	11.1%	2,129,238	14.6%
Mobile services	1,287,010	8.5%	1,810,088	12.4%
Other	1,718,058	11.3%	1,674,993	11.4%
Total	$15,169,437	100.0%	$14,624,068	100.0%
Average number of music recordings available for downloading during the period	1,601,000		1,219,000
Number of music recordings available for downloading at the end of the period	1,697,000		1,272,000
Number of paid downloads during the period	14,703,000		12,477,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $731,613 and $1,100,784 for the three months ended September 30, 2009 and 2008, respectively.

Comparison of Three Months Ended September 30, 2009 to September 30, 2008

Revenues.  Revenues increased to approximately $15.2 million for the three months ended September 30, 2009 from approximately $14.6 million for the three months ended September 30, 2008. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $12.2 million for the three months ended September 30, 2009 from approximately $11.1 million for the three months ended September 30, 2008, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale due to organic growth. The increase in paid downloads is also in part due to a more efficient global distribution process, which resulted in part from our proprietary V.E.C.T.O.R.TM system, and in part from our strong relationship with retail stores among others. TVT generated approximately $0.2 million in digital revenue in the three months ended September 30, 2009. Revenue from mobile services decreased to approximately $1.3 million for the three months ended September 30, 2009 from approximately $1.8 million for the three months ended September 30, 2008. The primary cause of the decrease was the continued decline of the mobile market. Other revenue was approximately $1.7 million for both the three months ended September 30, 2009 and September 30, 2008. Increases to physical revenue in 2009 due to the acquisition of TVT in July 2008, were offset by decreases in other revenue from licensing and music services (including placement of master recordings for use in film, television, and commercials), and other sources such as service fees charged to digital music retailers and other non-retail clients.

Cost of Revenues.  Our cost of revenues increased to approximately $11.3 million for the three months ended September 30, 2009 from approximately $10.0 million for the three months ended September 30, 2008. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $10.4 million for the three months ended September 30, 2009 from approximately $9.6 million for the three months ended September 30, 2008. The increase is primarily related to the increase in overall revenues. Included in royalty expense was $0.2 million of royalty advance impairment for the three months ended September 30, 2009. We did not incur such impairment in the three months ended September 30, 2008. During the three months ended September 30, 2009 and 2008, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 69% and 65% of total revenues, respectively. Other costs of revenues increased to approximately $0.9 million for the three months ended September 30, 2009 as compared to approximately $0.4 million for the three months ended September 30, 2008. The increase is primarily related to the increase in cost of revenue related to physical sales. Gross profit margin decreased to 25.8% of revenues for the three months ended September 30, 2009 from 31.8% of revenues for the three months ended September 30, 2008, partly due to the decrease in service fees charged to digital music retailers and other non-retail clients, compared to the prior period.

Impairment of Goodwill.  We recorded impairment of goodwill of approximately $14.1 million during the three months ended September 30, 2009. No impairments were recognized in the three months ended September 30, 2008. We performed an interim goodwill impairment analysis as of September 30, 2009, due to a reduction of the Company's market capitalization for a sustained period of time, declining digital media industry growth during 2009, and the continued macroeconomic instability. As a result of the impairment analysis of goodwill, we determined that the implied fair value of goodwill was $12.4 million and recorded the aforementioned impairment charge. For additional information relating to the impairment of goodwill, see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Restructuring Expenses.  On September 29, 2009, we announced a restructuring action to reduce costs by reducing approximately 20% of our pre-reduction headcount. As a result of these actions, the annualized savings to operating expense is expected to be approximately $2.5 million. In connection with the restructuring, we incurred restructuring cost of approximately $0.3 million. The full benefit of these costs reduction efforts will begin to be reflected in the fourth quarter of 2009. We did not incur any restructuring costs for the three months ended September 30, 2008.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,380,958	48.8%	$2,316,549	47.5%
Professional and consulting fees	1,036,561	21.3%	1,222,002	25.0%
Office expenses	833,703	17.1%	677,549	13.9%
Travel expenses	85,713	1.8%	224,929	4.6%
Marketing	123,307	2.5%	238,331	4.9%
Other operating expenses	415,148	8.5%	199,445	4.1%
	$4,875,390	100.0%	$4,878,805	100.0%

Operating expenses remained consistent at approximately $4.9 million for both the three months ended September 30, 2009 and 2008.

Personnel-related expenses were approximately $2.4 million compared to $2.3 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $0.1 million was primarily due to staff added to support our new physical distribution channel that was part of the TVT acquisition and to enhance our technology infrastructure of approximately $0.2 million, an increase in health care expense of approximately $0.1 million, and an increase in vacation expense of approximately $0.1 million, partially offset by a decrease in bonus expense of approximately $0.3 million.

Professional and consulting fees were approximately $1.0 million compared to $1.2 million for the three months ended September 30, 2009 and 2008, respectively. The decrease of $0.2 million was primarily due to the decrease in the number of consultants in 2009 as part of our cost cutting initiatives.

Office expenses were approximately $0.8 million compared to $0.7 million for the three months ended September 30, 2009 and 2008, respectively. Office expenses increased approximately $0.1 million primarily due to increases of depreciation expenses. The depreciation expense is higher due to increase in fixed assets and additional leasehold improvements since moving to the current location.

Travel expenses were approximately $0.1 million compared to $0.2 million for the three months ended September 30, 2009 and 2008, respectively. Travel expenses decreased approximately $0.1 million primarily due to our initiative to lower expenses across the board and specifically eliminating non-essential travel.

Marketing expenses were approximately $0.1 million compared to $0.2 million for the three months ended September 30, 2009 and 2008, respectively. Marketing expenses decreased approximately $0.1 million primarily due to a specific expense incurred with the marketing of an artist’s single during the three months ended September 30, 2008. We did not incur such expenses in the three months ended September 30, 2009.

Other operating expenses were approximately $0.4 million compared to $0.2 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $0.2 million primarily related to an increase in bad debt expense of approximately $0.3 million that was classified as office expense in 2008, partially offset by a decrease in foreign transaction loss of approximately $0.1 million.

Other Income.  We had other expense of approximately $0.01 million for the three months ended September 30, 2009 compared to $0.2 million of income for the three months ended September 30, 2008. For the three months ended September 30, 2008, we monetized approximately $0.2 million in a sale of an acquired artist purchased as part of the TVT asset purchase agreement. We did not have such income for the three months ended September 30, 2009.

The following table sets forth items in our Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Nine Months Ended September 30,
	2009		2008
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Statement of Operations Data:
Revenues	$45,554,949	100.0%	$41,182,368	100.0%
Cost of revenues	33,398,646	73.3%	29,438,304	71.5%
Gross profit	12,156,303	26.7%	11,744,064	28.5%
Impairment of goodwill	14,113,522	31.0%	—	0.0%
Restructuring expenses	312,008	0.7%	—	0.0%
(Gain) loss on disposal and writedowns of property and equipment	(23,870)	(0.1)%	21,767	0.1%
Operating expenses	15,702,578	34.5%	14,024,850	34.1%
Other (income)	(421,301)	(0.9)%	(353,826)	(0.9)%
Net loss	$17,526,634	(38.5)%	$(1,948,727)	(4.7)%
Key Revenue and Operating Data:
Revenue by source:
Downloads	$31,974,003	70.2%	$26,260,030	63.8%
Subscriptions(1)	5,308,744	11.7%	5,915,132	14.3%
Mobile services	4,027,726	8.8%	4,599,759	11.2%
Other	4,244,476	9.3%	4,407,447	10.7%
Total	$45,554,949	100.0%	$41,182,368	100.0%
Average number of music recordings available for downloading during the period	1,562,000		1,185,000
Number of music recordings available for downloading at the end of the period	1,697,000		1,272,000
Number of paid downloads during the period	46,170,000		35,893,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder) of $2,680,879 and $3,484,820 or the nine months ended September 30, 2009 and 2008, respectively.

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

Revenues.  Revenues increased to approximately $45.6 million for the nine months ended September 30, 2009 from approximately $41.2 million for the nine months ended September 30, 2008. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately $37.3 million for the nine months ended September 30, 2009 from approximately $32.2 million for the nine months ended September 30, 2008, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks for sale due to organic growth and the acquisition of TVT. The increase in paid downloads is also in part due to a more efficient global distribution process, which resulted in part from our proprietary V.E.C.T.O.R.TM system, and in part from our strong relationship with retail stores among others. TVT generated approximately $1.2 million in digital revenue in the nine months ended September 30, 2009. Revenue from mobile services decreased to approximately $4.0 million for the nine months ended September 30, 2009 from approximately $4.6 million for the nine months ended September 30, 2008. Other revenue decreased to approximately $4.2 million for the nine months ended September 30, 2009 from approximately $4.4 million for the nine months ended September 30, 2008. This decrease of approximately $0.2 million was primarily due to the impact of the economic recession on the ability to secure new stores contractually required to pay for delivery of content which decreased by approximately $1.7 million, partially offset by increased physical revenue of approximately $1.6 million as a result of the acquisition of TVT and rollout of a physical offering to select distributed labels, and $0.1 million of additional increases to other revenue.

Cost of Revenues.  Our cost of revenues increased to approximately $33.4 million for the nine months ended September 30, 2009 from approximately $29.4 million for the nine months ended September 30, 2008. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $31.4 million for the nine months ended September 30, 2009 from approximately $28.4 million for the nine months ended September 30, 2008. The increase is primarily related to the increase in overall revenues. Included in royalty expense was $0.3 million of royalty advance impairment for the nine months ended September 30, 2009. We did not incur such impairment in the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services amounted to approximately 69% and 69% of total revenues, respectively. Other costs of revenues increased to approximately $2.0 million for the nine months ended September 30, 2009 as compared to approximately $1.2 million for the nine months ended September 30, 2008. The increase is primarily due to the increase of cost of revenue related to physical sales. Gross profit margin decreased to 26.7% of revenues for the nine months ended September 30, 2009 from 28.5% of revenues for the nine months ended September 30, 2008, partly due to the decrease in higher margin service fees charged to digital music retailers and other non-retail clients, compared to the prior period.

Impairment of Goodwill.  We recorded impairment of goodwill of approximately $14.1 million during the nine months ended September 30, 2009. No impairments were recognized in the nine months ended September 30, 2008. We performed an interim goodwill impairment analysis as of September 30, 2009, due to a reduction of the Company's market capitalization for a sustained period of time, declining digital media industry growth during 2009, and the continued macroeconomic instability. As a result of the impairment analysis of goodwill, we determined that the implied fair value of goodwill was $12.4 million and recorded the aforementioned impairment charge. For additional information relating to the impairment of goodwill, see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Restructuring Expenses.  On September 29, 2009, the Company announced a restructuring action to reduce costs by reducing approximately 20% of the Company’s pre-reduction headcount. As a result of these actions, the annualized savings to operating expense is expected to be approximately $2.5 million. In connection with the restructuring, we incurred restructuring cost of approximately $0.3 million. The full benefit of these costs reduction efforts will begin to be reflected in the fourth quarter of 2009. We did not incur any restructuring costs for the nine months ended September 30, 2008.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$7,402,271	47.1%	$6,809,041	48.5%
Professional and consulting fees	3,501,861	22.3%	3,505,717	25.0%
Office expenses	2,533,803	16.1%	1,942,839	13.9%
Travel expenses	467,544	3.0%	780,296	5.6%
Marketing	574,715	3.7%	591,147	4.2%
Other operating expenses	1,222,384	7.8%	395,810	2.8%
	$15,702,578	100.0%	$14,024,850	100.0%

Operating expenses increased to approximately $15.7 million for the nine months ended September 30, 2009 compared to approximately $14.0 million for the nine months ended September 30, 2008 due primarily to increases in personnel-related expenses, office expenses and other expenses.

Personnel-related expenses were approximately $7.4 million compared to $6.8 million for the nine months ended September 30, 2009 and 2008, respectively. The increase of $0.6 million was primarily due to staff added to support our new physical distribution channel that was part of the TVT acquisition and to enhance our technology infrastructure of approximately $1.1 million, an increase in health care expense of approximately $0.2 million, an increase in payroll taxes of approximately $0.1 million, and an increase in stock option expense of approximately $0.1 million, partially offset by a decrease in bonus expense of approximately $0.9 million.

Office expenses were approximately $2.5 million compared to $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. Office expenses increased approximately $0.6 million due to increases of $0.3 million in depreciation and $0.5 million in rent, moving, licensing, service charges and fees, and communication charges, partially offset by a $0.2 million of bad debt expense that was classified as office expense in 2008.

Other operating expenses were approximately $1.2 million compared to $0.4 million for the nine months ended September 30, 2009 and 2008, respectively. The increase of $0.8 million included increases of $0.6 million for bad debt expense (classified as office expense in 2008) and $0.3 million in state and local taxes, offset by a decrease of approximately $0.1 million in foreign transaction loss.

Other Income.  We had other income of approximately $0.4 million for the nine months ended September 30, 2009, as compared to approximately $0.3 million for the nine months ended September 30, 2008. The increase of approximately $0.1 million was primarily due to an increase of approximately $0.3 million of income relating to a sale of an acquired artist purchased as part of the TVT asset purchase agreement, partially offset by a decrease in interest income of approximately $0.2 million.

Liquidity and Capital Resources

We have incurred net losses of approximately $17.5 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had approximately $4.7 million in cash and cash equivalents. Management believes that we have sufficient resources from cash balances on-hand and cash flow to be generated from operations to fund our net cash commitments and requirements for the next twelve months. In addition, on February 5, 2009, we entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, we can borrow an amount that does not exceed 80% of our eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year. Under the credit agreement, we are required to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. We were in default under the credit agreement as a result of our failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. We have obtained waivers from the Bank of such defaults in respect of the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. In the event that we are unable to meet our quarterly income/loss projections for future quarters, we will need to obtain additional waivers from the Bank. There can be no assurance that the Bank will grant future waivers to us. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

Cash Flows for the Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net cash provided by operations for the nine months ended September 30, 2009 was approximately $1.3 million. The reconciliation of net loss of approximately $17.5 million to net cash provided by operations for the nine months ended September 30, 2009 included non-cash charges for impairment of goodwill of $14.1 million, depreciation and amortization of approximately $1.4 million, bad debt expense of approximately $0.6 million and share-based compensation of approximately $0.8 million. These net non-cash charges were supplemented by a reduction of $2.0 million in various operating net assets, including a reduction in net accounts receivable of $3.1 million, reduction of prepaid expenses and other current assets of $0.4 million, an increase of $1.2 million in accrued royalties, and an increase in accrued expenses of $0.1 million, offset by a $2.0 million increase in royalty advances, an increase of $0.4 million in other assets and recognition of $0.3 million in deferred revenue.

Net cash provided by operations for the nine months ended September 30, 2008 was approximately $0.3 million. The reconciliation of net loss of approximately $1.9 million to net cash provided by operations for the nine months ended September 30, 2008 included non-cash charges for depreciation and amortization of approximately $1.0 million, bad debt expense of approximately $0.2 million and share-based compensation of approximately $0.7 million. As a result of our increase in revenues, our corresponding accounts receivable increased by approximately $3.7 million whereas our royalty payable increased by $3.0 million for the period ended September 30, 2008. Similarly, deferred revenue increased by $1.0 million. Additionally, as a result of our content acquisition strategy, we generated approximately $0.6 million net cash for royalty advances to secure additional music and audio content rights.

Our investing activities resulted in a net cash outflow of approximately $1.1 million for the nine months ended September 30, 2009 as a result of the purchase of $1.4 million of property and equipment, offset by $0.3 million of loan repayments received. For the nine months ended September 30, 2008, investing activities resulted in a net cash outflow of approximately $7.5 million as a result of professional fees and other expenditures of $0.5 million that increased goodwill associated with the Merger, expenditures of $0.6 million to purchase property and equipment and our preliminary deposit of $6.0 million incurred in the acquisition of certain TVT assets. The property and equipment additions for the nine months ended September 30, 2008 were primarily due to leasehold improvements of $0.6 million.

There was no cash provided from financing activities for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, we had cash and cash equivalents of approximately $4.7 million and a working capital deficit of approximately $2.6 million, compared to cash and cash equivalents of approximately $4.5 million and a working capital deficit of approximately $0.5 million at December 31, 2008.

Description of Indebtedness

Convertible Shares and Debt Instruments

At September 30, 2009, we had 448,707 shares of our Series A Preferred Stock outstanding. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.33 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share at the conversion rate of 3.33 to 1) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days consecutively.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 53% of our voting common stock on a fully diluted basis as of September 30, 2009. Dimensional is also the controlling stockholder of eMusic, which provides digital music distribution services to us under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. We entered into a new agreement with eMusic dated January 1, 2009. This agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the Internet through September 30, 2010. Pursuant to the agreement, we are entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $731,613 and $1,100,784 for the three months and $2,680,879 and $3,450,972 for the nine months ended September 30, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $716,410 and $1,012,658 at September 30, 2009 and December 31, 2008, respectively.

For information relating to other related party transactions, see Note 14 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision sought compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also sought statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision four hundred dollars. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgment.

On March 11, 2008, the Company initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to the Company under the contract. The Company requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered the Company’s complaint denying the causes of action asserted against it and asserting its own counterclaims against the Company for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to the Company claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval. Subsequently, the court approved the settlement. On September 21, 2009, TufAmerica has brought an action in the Superior Court of California in Sacramento against the Company asserting breach of contract. Management believes that TufAmerica’s claim was settled on March 25, 2009 and plans to vigorously defend the action against the Company.

To our knowledge, there are no other currently pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2009. These shares were delivered to us as payment of taxes on the vesting of restricted stock and deferred stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
July 1, 2009 to July 30, 2009	—		—	—	—
August 1, 2009 to August 31, 2009	1,490	(a)	$1.80	—	—
September 1, 2009 to September 30, 2009	—		—	—	—
Total	1,490		1.80	—	—

(a)	Represents 1,490 shares of common stock withheld by us for the satisfaction of withholding tax upon the vesting of restricted stock awards under the 2008 Stock Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Description of Danny Stein’s Compensation for his Service as Interim Chief Executive Officer*
10.2	Description of Michael Donahue’s Compensation for Serving as Chairman of the Special Committee and Search Committee of the Board of Directors*
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.

Date: November 13, 2009	/s/ Brad Navin Brad Navin Interim Chief Executive Officer

Date: November 13, 2009	/s/ Nathan Fong Nathan Fong Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Description of Danny Stein’s Compensation for his Service as Interim Chief Executive Officer*
10.2	Description of Michael Donahue’s Compensation for Serving as Chairman of the Special Committee and Search Committee of the Board of Directors*
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith