Form 10-K
period 2009-12-31
Orchard Enterprises, Inc.
filed 2010-03-25
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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
None

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act:Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was $6,298,792 based on the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market System on such date.

As of March 19, 2010, the registrant had 6,378,252 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein.

THE ORCHARD ENTERPRISES, INC.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;
•	Satisfaction of the conditions of the pending merger with Dimensional Associates, LLC, or Dimensional, including the approval of a majority of our stockholders unaffiliated with Dimensional;
•	The costs and expenses associated with the pending merger;
•	Contractual restrictions on the conduct of our business included in the merger agreement, and the potential loss of key personnel, disruption of our sales and operations or any impact on our relationships with third parties as a result of the pending merger;
•	Any delay in consummating the proposed merger with Dimensional or the failure to consummate the transaction;
•	The outcome of, or expenses associated with, any litigation which may arise in connection with the pending merger with Dimensional;
•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix, including physical distribution;
•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution and revenue growth from higher margin owned and controlled content;
•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;
•	Our ability to continue to acquire digital rights and market our value-added services to content owners;
•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;
•	Distribution of our music and video content;
•	Evolving digital entertainment services which offer variable or other forms of pricing which may reduce the cost per download per track;
•	Music and video piracy;
•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution;
•	The impact of general economic recession and other market and economic challenges on our business; and
•	Our ability to maintain the listing of our common stock on The Nasdaq Stock Market.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors. ” Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

ii

PART I

Item 1. BUSINESS

Executive Summary

In this annual report on Form 10-K, all references to “we,” “us,” “our,” or the “Company” mean The Orchard Enterprises, Inc. and its consolidated subsidiaries, except where it is clear that the term means only The Orchard Enterprises, Inc., the stand-alone parent company formerly known as Digital Music Group, Inc., which we sometimes also refer to as “DMGI.” When we use the term “Orchard NY” we mean our principal operating subsidiary, Orchard Enterprises NY, Inc., and its consolidated subsidiaries that we acquired in the Merger.

Background and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. or “DMGI”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., which we refer to as “Orchard NY”) through a merger of a subsidiary of DMGI with and into Orchard NY (the “Merger”). As a result of the Merger, Orchard NY became our wholly-owned subsidiary, with the former stockholders of Orchard NY collectively owning shares of our common and preferred stock representing approximately 60% of the voting power of our outstanding capital stock. The Orchard Enterprises, Inc. and its subsidiaries are referred to collectively as “we,” “us,” and the “Company.”

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

Pending Transaction

On March 15, 2010, we entered into a merger agreement with Dimensional and a wholly owned subsidiary of Dimensional, pursuant to which Dimensional’s subsidiary will be merged with and into us, with the Company continuing as the surviving company. Under the terms of the merger agreement, all of the outstanding shares of our common stock (other than shares held by Dimensional and its affiliates) would be converted into the right to receive $2.05 per share in cash and a contingent right to receive additional cash under certain circumstances up to six months following the merger. We hope to close the merger by the end of September 2010, subject to the approval of the merger by our stockholders, including by the holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), and the satisfaction or waiver of other customary closing conditions.

Business Overview

We are a global leader in digital media services, controlling and distributing more than 1.8 million music and audio recordings and approximately 5,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority shareholder, Dimensional),

Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g. Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label and retailer by making these music and audio recordings and videos available for purchase and consumption at online stores and through innovative marketing and promotional campaigns, film, advertising, gaming and television licensing and other related services.

Today, our core business is derived from the retail sale (through digital stores) and other forms of exploitation of our controlled, licensed music catalogue; this core business represents 90% of our total revenues for the year ended December 31, 2009. Three customers, Apple iTunes Music Service, or iTunes, eMusic, and Amazon account for a significant portion of our total revenue and related accounts receivable. For the year ended December 31, 2009, iTunes, eMusic, and Amazon represented 60%, 5%, and 5%, respectively, of our total revenue and at December 31, 2009, accounts receivable from iTunes, eMusic, and Amazon represented 26%, 6%, and 5%, respectively, of our total accounts receivable. While revenue generated from eMusic declined approximately 26% from 2008 to 2009, revenue generated from Amazon increased by approximately 87% during the same period. We expect to generate more revenue from Amazon than from eMusic in 2010 as Amazon continues to grow in the market place and as revenue generated from eMusic declines primarily due to the addition of Sony’s music catalog to eMusic’s library in the third quarter of 2009 which increases eMusic subscibers options when downloading content. It is generally expected that digital music products will overtake and surpass physical music products (i.e., the “compact disc”) and become the primary means of retail music consumption. We believe that this trend away from physical music products will be sustained, long term, and irreversible. We believe that the purchase of music content in digital format offers many advantages to consumers over physical form including larger selection, the ability to sample before purchasing and to purchase single tracks rather than entire albums, 24-hour access and portable format. We expect to derive revenue growth as a result of this trend.

However, currently most successful labels continue to generate the majority of their sales revenue from physical music products. In order to better compete with distributors who are primarily in the physical business but who insist on the inclusion of digital rights in their deals with labels, we expanded our menu of services by repurposing TVT’s existing physical distribution infrastructure to provide physical distribution in the United States for select labels. For the year ended December 31, 2009, physical distribution represented 5% of our total revenue and 12% of our total accounts receivable.

We believe we will achieve growth through:

•	Increased global sales on our existing catalogue as the market continues to shift to digital exploitation;
•	Increased global sales as new entrants develop additional sales channel opportunities through existing and prospective retail business models;
•	Comprehensive cross-channel opportunities exploiting digital and physical sales;
•	Continued improvements in our marketing and promotion effectiveness; and
•	Exploiting new content made available by existing clients, new clients who have yet to make their content available for digital exploitation and new clients that we win from our competitors.

We believe we are differentiated and well positioned as a digital music marketer and distributor relative to our competition. We have developed an effective global organization of employees, consultants and companies operating in 25 countries that source local repertoire for distribution by us, expand and service our network of digital entertainment service retailers and provide our ancillary services and products within their local territories. We believe the combination of a functional organization and orientation with strong local delivery capabilities is a powerful and advantageous combination for us and unique in the industry.

We believe that we have changed traditional notions of “distribution” by pioneering a broad suite of client services in addition to our primary music distribution and marketing business. These services range from placing a music recording for use in film, TV and advertising programming (referred to as “synchronization”), to global publishing administration (whereby we research and administer the publishing copyright royalties on behalf of master recording owners). Historically, we have often been first to market these types of new, nontraditional services to our clients and to make independent music that is not controlled by the four major music companies (Sony, Universal Music Group, EMI and Warner Music Group) available in new digital sales channels. For example, in 2009 we launched an industry first, scalable solution, for artists and record labels to launch their iPhone applications via turn-key technologies, resulting in the 2009 nomination for Best Mobile Innovation Award.

Our business requires limited capital expenditure and is highly scalable in terms of operating expenses. Following the implementation of a staff reduction initiative during the third quarter of 2009 that resulted in an elimination of approximately 20% of our pre-reduction headcount, we believe our fixed costs are right-sized in terms of our staffing, organization and technology and operations infrastructure and can support substantial revenue growth with minimum incremental costs. We expect there to be a positive impact on our earnings over time as we participate in the market growth of the digital music sector, provide physical distribution on a select basis, participate in the anticipated market growth in the video sector and continue to improve our capabilities and win new clients.

We also believe that our technology platform, marketing expertise and client services capabilities are directly applicable across a broad array of other entertainment media, particularly video, and that we can capture material incremental growth by moving into additional digital entertainment licensing areas when and as those sectors emerge as attractive investment opportunities.

Market Context

The digital segment of the worldwide recorded music market, which includes use of the internet and wireless, cable and mobile networks to select and download purchased music, is continuing to grow, albeit at a slower pace than we expected. For 2009, the International Federation of the Phonographic Industry (IFPI), an industry trade organization, has estimated digital sales of recorded music at 27% of the total market. According to the PricewaterhouseCoopers’ Global Entertainment & Media Outlook: 2009 – 2013, global spending on digital recorded music will reach $14.8 billing in 2013, up from an estimated $7.6 billion in 2008, a 14.2% compound annual gain, and digital sales will overtake physical (i.e., compact disc) sales in 2011 for the North America and Asia Pacific. The pervasive and steady consumer adoption of digital music as a widely accepted format has created new opportunities for both content owners and digital entertainment services.

iTunes, which was launched in 2003, remains the dominant internet-based digital music retailer and offers consumers a pay-per-download service. However, other digital music retailers such as Verizon, Amazon, eMusic, RealNetworks, Spotify, and Napster offer consumers additional choices, with some offering broad access to content on various types of subscription bases. Consumers are also purchasing digital music in new ways, such as via applications on mobile handsets.

The global television and film video industry, like the music industry in 2003, appears to be experiencing the early stages of a transition from sales and rentals in physical formats such as digital video discs (or DVDs) and consumption through subscription cable services and ad-supported broadcast television to digital consumption through the internet, mobile-based downloading and on-demand subscription services. iTunes introduced television episode downloads in late 2005 and began offering feature-length film downloads in 2006. In addition to iTunes, a number of other significant digital video retailers, including YouTube, Netflix, Hulu and Amazon, have launched video download and streaming services. While the emergence of the digital video marketplace is nascent, we believe that it will offer us material revenue opportunities over time, in the form of permanent ownership downloads, rental downloads, subscription services providing access to large catalogues of video content and advertising-supported free viewing.

Business Description

We perform four basic business activities:

•	License or acquire digital rights and, in some instances, physical rights to music and video content from labels and other content providers;
•	Ingest, manage and deliver this content to our digital retail and other clients;
•	Develop and manage a global digital retail channel network to exploit our controlled catalogue and then proactively market to this channel network; and

•	Drive additional value to our content suppliers, digital retailers and other clients through innovative new means to generate income.

License or Acquire Rights and Service Our Supplier Clients

We license or acquire the digital rights to music and video content from record labels, artists, television and film production companies and other content owners. As of December 31, 2009, we had over 1.8 million music and audio recordings (or “tracks”) for sale. Our music catalogue has been sourced from over 87 countries, encompasses thousands of labels and covers a broad and deep array of music genres and historical eras. Additionally, we control approximately 5,000 titles of video content and other materials. In 2007, we began making a portion of our video content available for sale.

In 2009, we continued our global effort to secure high profile long form video content to increase our offerings to current and potential video outlets and drive our video revenue. Successful signings included National Lampoon, VAS Entertainment, TrustNordisk, and independent film distributors Indiepix and Dogwoof Films. We believe we can continue to sign high profile film and television catalogs and that revenue will continue to grow as our video client-base increases, the digital video market advances and our retail footprint expands. As of December 31, 2009, we had approximately 5,000 titles of video programming and other materials available for sale.

We acquire digital rights to music and video content as follows:

•	Shorter-Term Distribution Rights. We obtain shorter-term digital rights for music and video content through distribution agreements with content owners that typically have terms of three to five years, often with renewal opportunities. Unless renewed, we do not retain any continuing rights upon expiration of the agreement. We pay a fixed revenue sharing percentage to the content owner upon receipt of revenue from digital entertainment services or other services. In certain instances, we may pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After we recoup our initial payment, we generally pay the fixed revenue sharing percentage to the content owner;
•	Longer-Term License. We obtain longer-term licenses to digital rights for music and video content from content owners that currently have terms of five to ten years, typically with renewal options. Similar to short-term distribution arrangements, we retain no continuing rights after the term of the license expires. In exchange for longer-term licenses, we generally pay a fixed sum of money in the form of an advance against future sales royalties or fees to be paid to the content owner. After we recoup our initial fixed payment, we may pay additional advances and once recouped, we generally continue to pay revenue sharing fees to the content owner in accordance with the terms of our agreements;
•	Purchase of Digital Rights. In exchange for the purchase of digital rights of music and video content, we generally pay a fixed sum of money as the purchase consideration. We retain all revenue received, less payment of any required artist and statutory publishing royalties; and
•	Purchase of Master Recordings. When we acquire master music recordings, we pay a fixed cash sum and receive all rights to such recordings. We retain all revenue received less payment of any required artist and statutory publishing royalties.

For the year ended December 31, 2009, we generated approximately 27% of our revenues from music content we owned, including digital rights and master recordings, or licensed under long-term licenses (representing 75% of total digital agreements) and approximately 73% of our revenues from music content licensed under short-term licenses (representing 25% of total digital agreements). We consider a long-term license to have a term of five years or more.

We seek to obtain the broadest territorial distribution rights from our clients. From time to time, however, we enter into digital rights agreements with less than worldwide distribution rights (generally due to pre-existing rights restrictions on the part of the client), which we factor into the contractual terms that we negotiate with the content owner. Digital rights agreements for which we have exclusive worldwide rights represented approximately 90% of our total digital and mobile revenues and 80% of our total revenues for the year ended December 31, 2009. We have exclusive worldwide rights in 97% of the total distribution agreements at December 31, 2009.

We seek to maximize sales by meeting our record label clients’ product release dates (i.e., the date on which the album is scheduled to be released for sale physically and/or digitally). Generally, the release of an album will be accompanied by a marketing and promotional plan developed and executed by the label. We may also develop and manage a comprehensive digital marketing plan and, if we are providing physical distribution, our marketing plan will cover the release in all forms. We maintain a company-wide release schedule that is reviewed on an ongoing basis to manage our priorities and targets and to make adjustments in our marketing and promotion programs as warranted. In connection with our review and maintenance of our release schedule, in the U.S. we also monitor the progress of previously issued tracks and albums through a review of SoundScanTM data regarding total album/track sales and the ratio of physical to digital sales, placements and promotions programs achieved, online press coverage and other means. We also work with our record label contacts to adequately manage time, resources and expectations with regard to the sales and performance of a given product. This management includes managing our internal resources to ingest, encode and deliver an album to digital and mobile stores and managing said stores to ensure that the album is available on the clients’ product release date.

We also advise our record label clients on new digital and mobile outlets that we add to our distribution network, monitor delivery and availability status of their catalogue, and assist them in analyzing digital sales data. The majority of this information is available to our label clients in an online account interface, a proprietary, sophisticated administration and analytical tool set branded as the Artist/Label WorkstationSM, or ALWSM. The ALWSM offers our artist and label clients with web-based administration and reporting tools and control over catalogue and new release management, digital marketing reporting and analysis, accounting administration and royalty analysis. The ALWSM offers a one-stop resource for our clients to manage their participation in the various services we offer. As we identify tools that may allow our clients to exploit their catalogues, we can deploy such tools through ALWSM. For example, from within the ALWSM, clients can order promotional and retail download cards through our arrangements with Dropcards, and create customized iPhone Apps, among other features and functions.

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

Ingest, Manage and Deliver Our Assets to Our Digital and Mobile Retailers

We have developed a proprietary system to receive process, store, manage and deliver content to digital music retailers and other digital entertainment services. This system is branded as V.E.C.T.O.R.TM (Very Efficient Conduit To Our Retailers) and is used for content delivery to both internet-based and mobile-based retailers, among other clients. V.E.C.T.O.R.TM enables the digital encoding of content into multiple formats for distribution to digital entertainment services operating over the internet and over wireless, cable and mobile networks. End consumers can then listen to, view and purchase the content for use on their personal computers, digital music and video players, and music and video-enabled mobile phones. We continue to work to improve and further develop V.E.C.T.O.R.TM. In the first quarter of 2008, we launched a proprietary video delivery component of V.E.C.T.O.R.TM with the goal of managing all video deliveries internally without reliance on third-party technology providers (unlike, to our knowledge, most of our competitors). We believe that this provides a competitive advantage with respect to our exploiting our large video catalogue.

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

As of December 31, 2009, V.E.C.T.O.R.TM was integrated directly with content management systems of 106 internet retailers and 36 mobile operators, and these delivery points in turn powered a total of over 663 discrete retail storefronts in over 75 countries. We regularly add digital entertainment services and expand our delivery capabilities and believe that we will not be constrained with respect to the number and types of services.

During 2009, we transacted a total of approximately 50.3 million track deliveries via V.E.C.T.O.R.TM, which supported an average of approximately 138,000 daily deliveries during the year ended December 31, 2009. Even taking into account the full integration of all of our music, audio and video assets as part of integration activities after our Merger, we do not currently anticipate ingestion, storage or delivery constraints for at least the next two years.

Develop Global Sales Channels and Proactively Market to Them

After we distribute our music and video content to leading digital entertainment services worldwide, we then sell and promote our content to consumers. We design and execute global marketing and promotion programs locally, with experts in major music territories managing initiatives tailored to each country’s unique market characteristics and dynamics. We currently offer digital music and video for sale in 75 different countries, although the United States remains our largest market. For the year ended December 31, 2009, approximately 70% of our revenue was generated in the United States, with the remaining 30% coming from outside the United States.

Our digital entertainment service retailers sell to end consumers via two primary business models: permanent copies of entire albums, individual recordings or mastertones on a pay-per-download basis; or broad access to a substantial quantity of content in various manners on a subscription basis. We receive revenue from the digital entertainment services based on the number of times our supplied content is downloaded or streamed by end consumers. Our digital entertainment service retailers include: iTunes, eMusic, Amazon, Hulu, Real Rhapsody, Spotify, YouTube, Verizon, Orange, Telefonica, 3 and many others.

In 2009, we gathered market statistics from 2008 video sales and feedback from our video retailers, continued our distribution strategy focused on “premium” film and television services, and also worked to expand our distribution footprint for our music videos. We signed comprehensive film/TV deals with iTunes Canada, iTunes United Kingdom and Hulu. We integrated our video delivery platform with these new outlets and also added Amazon Video On Demand, Thumbplay, MySpace, IMO Video, and YouTube. We pushed a large volume of video content to retail, continued to focus resources on expanding successful retail models and increased our video system’s speed to market without increasing personnel.

We believe we have strong business relationships with iTunes and other digital entertainment services to which we provide content. Historically, we have been able to obtain premium placement for some of our distributed content on the digital entertainment services, and we intend to continue to work closely with our digital retail clients to achieve optimum placement which generates sales of our content.

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

Our digital entertainment retailers operate across multiple business models, which continue to evolve as the market develops. We seek to maximize revenue across our digital entertainment service providers by working to increase the availability and visibility of our distributed content across the principal models from which we generate revenues, including the following:

•	A-la-carte Download Services on the Internet. These digital entertainment services offer consumers the ability to download individual recordings or albums for permanent use for a fixed price. Examples of these services include iTunes, Amazon, Virgin, and Musicload. In such models, we typically receive either a fixed wholesale price per track or album downloaded or a percentage of the consumer retail price.
•	Subscription Download Services on the Internet. These services offer consumers the ability to download up to a certain number of recordings each month for a fixed subscription fee. One example of these services is eMusic. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total downloads in the service during the billing period.
•	Subscription Streaming Services on the Internet. These services offer consumers the ability to stream unlimited content on their computers for a fixed monthly fee. Example services include Napster and Rhapsody. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total streams in the service during the billing period.
•	To-go Subscription Services on the Internet. These services offer consumers the ability to carry unlimited quantities of content on portable devices for a fixed monthly fee. On termination of the subscription, the files on the portable devices expire and the consumer no longer has access to that content. Example services include Napster and Rhapsody. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total tracks played by consumers on their devices during the billing period.
•	A-la-carte Full Track Download on Mobile. These services offer consumers the ability to download individual music recordings or albums over wireless networks onto mobile devices for permanent use for a fixed price. Some services allow consumers to download the tracks purchased on their mobile device to computers. Example services include Verizon, Sprint, 3 and Orange. In such models, we typically receive either a fixed wholesale price per track or album downloaded or a percentage of the consumer retail price.
•	Full Track Subscription on Mobile. These services offer consumers the ability to download unlimited music content on their mobile devices for a fixed monthly fee. The content remains live on their devices for the period their subscription is active. Examples of these services include Napster and Bell Canada. In such models, we typically receive a percentage of the total revenue pool generated by the service, after costs and deductions, based on our share of total plays in the service during the billing period.
•	A-la-carte Mastertones on Mobile. These services offer consumers the ability to download unlimited mastertone content to their mobile device. Example services include Verizon, Sprint and Zed. In such models, we typically receive either a fixed wholesale price per mastertone downloaded or a percentage of the consumer retail price.
•	Free, Ad Supported Streaming Services on the Internet. These services offer consumers the ability to stream unlimited content on their computers or mobile devices for free but with banner or pre/post roll advertisement embedded in or around the music player. Example services include Myspace Music and Spotify. In such models, we typically receive a percentage of the total revenue pool generated by the advertising revenue, after costs and deductions, based on our share of total streams in the service during a one month period.
•	Handset Subscription Services. The cost of these subscription services are bundled into the price of a mobile handset and they offer consumers unlimited tethered downloads for the life of the handset with no monthly charge to the consumer. The tracks have digital rights management (DRM) restrictions and consumers cannot transfer the files to other digital media devices. Since 2008 we have been supplying Nokia’s bundled subscription offering through its “Comes With Music” services. In

2009 the handset manufacturer HTC partnered with third party music service, Spotify, to bring a bundled offering to market and our catalog was included at launch. We receive a percentage of the total handset revenue pool based on our share of total tethered downloads in the service each month.

We also generate revenue from direct-to-consumer activities such as mastertone sales via SMS, a-la-carte mastertone sales via the internet, streaming radio on the web and via mobile devices, and advertising supported models, although these revenues are at present not significant.

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

For our clients’ high priority releases, we coordinate online publicity and execute interactive marketing and promotions to engage and capture consumers. While our goal is to boost sales by generating awareness for the music recordings we are marketing, we believe that all exposure for the artist benefits sales. Therefore, in certain cases, we expand our marketing efforts to include tour marketing, which can result in additional sales across concert tickets and physical recordings (compact discs and vinyl) for our clients.

Our marketing programs include online publicity, communications tools and interactive marketing and promotions:

•	Online Publicity. We solicit online media outlets for editorial coverage such as news items, feature articles, album reviews, market-specific concert previews and reviews, and interviews. The outlets include major online portals (e.g., AOL Music, Yahoo! Music), music websites (e.g., Pitchfork, Stereogum), online counterparts of magazines (e.g. Spin.com, RollingStone.com) and social networking sites (e.g., MySpace).
•	Communication Tools. We offer a range of communication products to generate interest about upcoming releases and catalogue programs. These proprietary products include an editorially-driven tip sheet sent to hundreds of influential editors and writers, genre-specific newsletters for Metal and Hip Hop, email blasts of press releases to targeted media, targeted pitches to individual sites and single track streams/downloads.
•	Interactive Marketing & Promotions. We offer additional marketing and promotion services to activate the existing fan base and build new audiences. These include, among others, live performance recordings and streams, on-site video interviews, in-studio sessions, full album streams, social networking optimization (by providing suggestions and tools for the artist/release page), contests orchestrated through Twitter, online video channels, and microsite design and creation (one central hub to showcase all assets and purchase opportunities for a release).

Additionally, we provide our clients with self-service marketing tools that are accessible through the ALWSM. These tools include:

•	Customized iPhone Apps. Our clients can create iPhone Apps through our arrangements with Fluidesign, the creative company behind a developer program called Mobile Roadie. The App features a suite of innovative features such as a constantly updated news feed, tour dates, songs and videos, the ability to purchase an artist or label’s entire discography, and a chat area for fans.
•	Download Cards. We offer custom designed, credit card-like products with redemption codes to securely download music and video through our arrangements with Dropcards. The cards may be sold at concerts, included in gift bags and inserted in physical packaging, among other methods of outreach.

Develop Value-Added Services to Drive Revenue and Margin

We provide a full array of non-retail services to our label clients as well as our digital entertainment service retailers. We believe that these non-retail services not only maximize revenue through non-traditional models but also provide key marketing exposure to artists and labels, simplify labels’ administrative tasks, increase our value to our clients and diversify revenue streams. Our non-retail services include:

•	Master Placement for Synchronization Use. We proactively market our clients’ content for use in film, television, advertising, video games and a variety of other interactive and audiovisual uses (so-called “synchronization”). In the past year, we have secured hundreds of placements, including commercials, films and TV shows, and we engage with major film and television studios and top advertising agencies seeking additional placements. The fees we charge for such services vary depending on the nature of the requested use and the commercial retail value of the track, among other things. We believe that we are well positioned in the market because we represent content that is in demand and yet has been traditionally difficult to license, although given the “hit or miss” nature of this licensing it is difficult to predict future placements.
•	Mechanical Licensing and Administration. Since 2005, we have offered comprehensive mechanical licensing services to our independent record label clients for an administrative fee levied on the royalties paid to publishers on the artists’ or record labels’ behalf. In order to sell content through downloads or mobile use in the United States, labels must obtain explicit clearance (often called a “mechanical license”) from the owner or administrator of the composition (often called the “publisher”) and must pay a “mechanical” royalty for every sale. Mechanical licensing can be complicated in the United States because, among other reasons, there is not one consolidated body to administer these licenses for all publishers (as there is in most other developed countries). Moreover, there is no one consolidated source of publisher ownership and administration data, which means this information must be manually researched by a skilled publishing expert. We believe this service is especially useful for labels based outside the United States. As of December 31, 2009, we were providing this service to labels representing approximately 40% of the total tracks we have for sale, although we intend to continue to seek to increase this as a percentage of tracks for sale going forward.
•	Licensing Services. We offer our licensing and publishing expertise to our digital entertainment service retailers along with our independent record label clients and charge a fee for this service based on the scope of the project or amount of data to be delivered. Many rights issues arise between the United States and the other territories because of different copyright laws that exist in every country. As there is no one consolidated source of publishing and songwriter information, the data that we have collected on our distributed catalogue is valuable and can be sold to any retail service that has licensed our catalogue and is obligated to obtain publishing clearances of various types. We utilize our position as a rights clearinghouse and network to approximately 12,500 record labels and over 80,000 artists to fulfill special bulk licensing needs, including providing pre-negotiated/pre-cleared content for synchronization uses (for which uses must otherwise be negotiated individually on a song-by-song basis).
•	Royalty Collection. We are able to collect worldwide neighboring rights monies due our labels in exchange for an administrative fee we levy on the royalties collected. Neighboring rights are royalties generated whenever a recording is broadcast through radio, television or the internet (though in the United States they are limited to digital mediums such as satellite radio) and are owed to the owner of the sound recording as well as the artists who performed on the recording. In each territory, broadcasters pay a royalty to a local collecting body. We offer a consolidated source to accumulate these royalties from the collecting bodies around the world.

Competition

We compete in three principal ways:

•	with labels who choose to handle all, or substantially all, activities related to digital distribution, marketing and sales themselves, without using a third-party service provider;
•	with companies that provide core digital distribution and some of the other services we offer; and

•	with companies that provide very specific services that enable labels to use third parties only for certain aspects of digital distribution, marketing and sales (for example, just for the delivery of digital content).

Numerous companies compete to acquire digital rights to music and video content, including, among others, Koch, IRIS, PIAS, Believe, edelNet, and the independent label distribution subsidiaries of the four major record label groups (i.e., Sony/RED/IODA, Universal Music Group/Fontana/InGrooves, EMI/Caroline and Warner Music Group/ADA). We also compete with these entities when our existing distribution agreements expire or are subject to renewal. We compete for distribution rights on the basis of payment terms, processing services, marketing ability, reporting services and other products and services we offer to content owners. We are unable to anticipate which other companies are, or are likely to be, seeking to secure digital distribution rights to the same music recordings we may seek to license.

We compete at iTunes and other digital music services for consumers’ attention and sales with the four major labels (which together represent approximately 85% of the digital units sold in the U.S. in 2009) and with independent labels that place their music recordings in digital music services either directly or through third party aggregators. The music recordings we distribute represent, to a large extent, back catalogue that are not current mainstream and popular hits, like those held and/or released by the major labels and certain independent labels. Many of these companies have significantly better brand recognition, longer operating histories and significantly greater financial, marketing and other resources than us, which may be competitively beneficial to them.

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

“The Orchard,” “Flashlight,” “Xanadu”, “TVT Records” and The Orchard logo design are registered as Service Marks on the Principal Register of the U.S. Patent & Trademark Office and are utilized in our business. We have certain other registered trademarks that we do not currently use, including “DMGI.” “The Orchard” is also a registered mark in Benelux. In addition, we use the following trademarks and service marks, which we have not yet attempted to register nor researched registrability: “Digital Wax,” “V.E.C.T.O.R.,” “Re:Live,” “ALW,” “Selector Series,” “Green Linnett,” “Music of the World,” and “The Daily Rind.”

Employees

As of March 24, 2010, we had 88 full time employees. Among these employees, 5 were senior management, 28 were in marketing and business development, 43 were in administration, and 12 were in engineering and operations. None of these employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

Our business may be affected by the general global economic recession and other market or economic challenges experienced by the U.S. and world markets. Uncertainty about the current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, the digital music industry growth rate slowed during 2009 and we cannot predict whether the industry growth rate will continue to decline.

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry. We did not begin to generate significant digital revenue until 2004, have experienced net losses since inception, and had an accumulated deficit of approximately $44.1 million as of December 31, 2009. We cannot be certain that we will be able to generate net income and positive cash flows from operations in the future.

Our pending merger with Dimensional may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses and our stock price may decline.

On March 15, 2010, we entered into a merger agreement with Dimensional and a wholly owned subsidiary of Dimensional, pursuant to which Dimensional’s subsidiary will be merged with and into us, with the Company continuing as the surviving company. Under the terms of the merger agreement, all of the outstanding shares of our common stock (other than shares held by Dimensional and its affiliates) would be converted into the right to receive $2.05 per share in cash and a contingent right to receive additional cash under certain circumstances up to six months following the merger. We hope to close the merger by the end of September 2010, subject to the approval of the merger by our stockholders, including by the holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), and the satisfaction or waiver of other customary closing conditions.

The announcement of the pending merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.

The completion of the pending merger is subject to certain conditions, including, among others (i) the approval of the merger by our stockholders, including by the holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), (ii) the absence of certain legal impediments to the consummation of the pending merger, (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Dimensional, respectively, and compliance by us and Dimensional with our and its respective obligations under the merger agreement, and (iv) the non-occurrence of a Company Material Adverse Change (as defined in the merger agreement) on our company.

We cannot predict whether the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, there can be no assurance that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.

These matters, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and stock price.

Our business is subject to the risk of non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our management’s conclusion as to the effectiveness of this internal control over financial reporting. We will be required to have an independent registered public accounting firm test the internal control over financial reporting and report on the effectiveness of such control for the fiscal year ending December 31, 2010 and subsequent years.

We continue to incur significant costs to comply with these requirements. We may in the future discover areas of internal control over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal control over financial reporting in the future. Any failure to implement the improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal control over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

The loss of one or more of our management or key personnel, or our failure to recruit and retain other highly qualified personnel in the future, could cause a disruption in our relationships with digital entertainment services and content owners.

We depend on the continued services and performance of our management and other key personnel. Although we have employment agreements with our executive officers, they may decide to terminate their employment or otherwise cease to be employed by us. We do not have key person life insurance for any of our personnel. As we grow, our business will be dependent on our ability to recruit, employ and retain additional management and skilled personnel. The loss of the services of any of our key personnel or the failure to attract or replace other key personnel could disrupt and limit our ability to grow our business.

Our business is subject to the risks of international operations.

We derive 30% of our digital and mobile revenue from international operations. As a result, our financial condition and operating results could be affected by risks associated with international activities, including economic conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our services in foreign countries could be affected by foreign currency exchange rate fluctuations.

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

While we began utilizing derivative instruments, such as foreign exchange forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates in July 2009, such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Furthermore, we may decide not to continue to use such instruments.

If the internet and portable digital music and video players and mobile phones cease to be the medium accepted by the mass market for digital music and video content, our business could be affected adversely.

Our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the internet and wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the internet and wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity and market acceptance, our business could be adversely affected. Much of our revenue is currently tied to the popularity of portable digital music players such as the iPod by Apple Inc. and other digital music listening and video viewing devices, including mobile phones. If the market penetration by these devices does not continue to grow, the number of consumers purchasing digital music and video content may decrease or not grow, which could result in a reduction in our revenue.

The digital music industry is evolving and we are vulnerable to discounting, price-reductions, pricing structure and stocking changes that may evolve in the industry and, as a result, cause a reduction in our revenue.

We receive revenue based on the wholesale prices determined by the digital music retailers based, to a large extent, on the price they charge to consumers. We have limited ability to influence the pricing models of the digital entertainment services. Variable pricing was introduced by iTunes in 2009. In addition, a number of new services, such as Spotify, which provide streaming of music or video content are also influencing the pricing models of digital entertainment services. There can be no assurance that changes in the pricing structure of digital music will not adversely affect the amount of revenue we receive. In addition, the popularity of digital music retailers that offer digital music through subscription and other pricing models is increasing. Currently, the revenue we earn per individual music recording is generally less under these subscription models than what we receive from iTunes, although we expect it will increase as more subscribers are added. Additionally, digital music services at present generally accept all the music content that we and other distributors deliver to them. However, to the extent the digital music services limit the types or amount of music recordings they will accept from content owners and distributors like us, or substantially limit the number of music recordings they will post for sale, or change their current stocking plans, for instance by removing music recordings that do not meet minimum sales thresholds or other criteria, our revenue could be significantly reduced.

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

The approach we have taken to date in acquiring, processing and marketing music content may not work as well for video content. The distribution of digital video content through digital entertainment services is a relatively new extension of the digital entertainment marketplace. While we have entered into a variety of video distribution agreements and have distributed video content to the major video retailers, the resulting revenues have been limited. If we are unable to enter into additional video distribution agreements on commercially favorable terms, this could limit our future revenue. Additionally, some of our existing agreements with certain digital entertainment services are based on sharing advertising revenue associated with the video content it will make available through such retailers. Advertising-supported revenue models associated with the distribution of video content are evolving, with many of our retailers still in the test-marketing phase of developing their video distribution services. There can be no assurances as to the potential revenue that we may generate under these models.

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

The process for digitally encoding video content and packaging it for delivery to meet the technical requirements of our retailers is more complex and time consuming than processing music content. The technical requirements continue to evolve and we may encounter unexpected difficulties in adapting our processes or in meeting the technical requirements of the digital entertainment services as they continue to be refined. If this is the case, we may have to make significant investments in our technology and operating cost structure to meet evolving technical requirements. Any delay in processing and delivering video content to the digital entertainment services may cause delays in expected revenue growth and any significant changes to current processing requirements could increase our costs and delay or impede our ability to achieve a profit from the distribution of video content. Additionally, based on our experience to date, a number of digital entertainment service providers have initially limited the amount and type of video content they will accept based on their capacity constraints and/or content selection criteria. If digital entertainment services continue to limit the types or amount of video content they will accept and we are unable to exploit all of the video content we have under contract, our revenue potential could be limited.

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

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire additional music and video content, which may limit the amount of available music and video content for sale or license and may lead to higher acquisition prices. Our competitors may offer better terms of acquisition to content owners. Subsidiaries of the four major record labels, which have always aggressively competed to provide physical distribution for independent labels, have become increasingly active in the digital market segment. These companies have the ability to offer the consolidation of both physical and digital distribution through a major record label, can offer reduced physical distribution fees in order to gain the digital distribution rights from independent labels and other content owners, and can condition an agreement to distribute physical content on the inclusion of digital rights. While we are offering physical distribution to select labels in addition to our core business of digital distribution of music and video content, our physical distribution services have limited operating history and there can be no assurance that we will be able to successfully sign labels to this service. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services. Increased competition for the acquisition of digital rights to music and video recordings may result in a reduction in our operating margins, market share and brand.

We are substantially dependent on a limited number of digital entertainment services, in particular iTunes, for the sale of our content.

We derive our revenue from a small number of leading digital entertainment services that make our content available to consumers. We generally deliver our music and video content to these digital entertainment services in priority of their significance to us. For the years ended December 31, 2009 and 2008, we received 60% and 55% of our revenue from iTunes, respectively. For the same periods, we received 5% and 8% of our revenue from eMusic and 5% and 3% of our revenue from Amazon. We have a number of agreements with iTunes which continue until terminated by either party by written notice effective 30 days from notice. If our relationship with iTunes ceases or we are unable to continue to renew our relationships with other digital entertainment services that make our music and video content available to consumers on similar economic terms, our ability to generate revenue will be significantly reduced.

Our accounts receivable are concentrated with a limited number of digital entertainment services, particularly iTunes, which subjects us to substantial payment risk.

We rely on reports from digital entertainment services detailing download and other activity to determine our revenue, and such reports are typically provided to us within 30 to 45 days following the end of the reporting period, generally monthly. We receive payment at approximately the same time as we receive these detailed revenue reports. Our accounts receivable therefore consists of approximately one month’s revenue (or one quarter in the case of certain digital entertainment services that report quarterly). As of December 31, 2009 and 2008, accounts receivable from iTunes represented 26% of total accounts receivable, accounts receivable from eMusic represented 6% and 8% of total accounts receivable, and accounts receivable from Amazon represented 5% and 4%, respectively. The concentration of our accounts receivable among a small number of digital entertainment services is likely to continue and we expect our accounts receivable to become larger as we grow. We had $1,125,655 and $969,586 allowance for doubtful accounts receivable as of December 31, 2009 and 2008, respectively. However, if any significant digital entertainment services are unable to pay us as due each month (or quarter, as the case may be), it could disrupt our business and cause us to report a bad debt loss in excess of amounts provided for potential doubtful accounts.

We have entered into multi-year agreements for digital rights to music and video content and if we are unable to renew these agreements on commercially favorable terms as they expire, our revenue could materially decrease.

Our long-term success depends upon, among other things, our ability to renew our non-perpetual rights to music and video content once they expire. For the years ended December 31, 2009 and 2008, approximately 73% and 77% of our revenue was derived from digital music distributed under short-term distribution agreements that expire in one to five years depending on certain factors. We are aware that our competitors have solicited a number of the record labels we have under short-term distribution agreements, just as we have solicited their record label clients in this highly competitive market. While we do not expect any net material decrease in revenue and gross profit from these activities, if our competition becomes increasingly aggressive or our level of service provided to our record label clients is not superior to our competition, we may experience a higher rate of non-renewal than we have in the past for our short-term digital distribution agreements.

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

We may use our common stock in addition to our cash for the consideration for future acquisitions of digital rights to additional music and video content and/or for the acquisition of other businesses in the digital media industry. If our common stock does not maintain a sufficient market value or content and business owners are unwilling to accept common stock as part of the consideration for the sale of the digital rights to their music and video content or their businesses or as consideration for licensed rights to their music and video content, we may be required to utilize more of our cash resources, if available. On February 5, 2009, we entered into a secured revolving credit arrangement with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, under which we can borrow an amount that does not exceed 80% of our eligible accounts receivable up to a maximum amount of $3 million, secured by accounts receivable and inventory. This facility was originally scheduled to expire after one year. On February 4, 2010, we renewed this facility through February 4, 2011. We intend to be more aggressive in acquiring additional digital rights to music and video content and may require additional financing in the future. If we do not have sufficient cash resources, our ability to acquire additional rights to music and video content and ancillary businesses could be limited unless we are able to obtain additional capital through future debt or equity financings. Our ability to obtain additional financing or financing after the expiration of the facility will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. Using cash to finance acquisitions could substantially limit our financial flexibility and using debt could result in financial covenants that limit our operations and financial flexibility. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock and our common stockholders may experience dilution.

Our debt could adversely affect our financial performance.

On February 5, 2009, we entered into a secured revolving credit arrangement with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, under which we can borrow an amount that does not exceed 80% of our eligible accounts receivable up to a maximum amount of $3 million, secured by accounts receivable and inventory. The terms of the agreement require us to pay a minimum quarterly interest of $20,000 whether or not we have any outstanding borrowings. We currently have no outstanding borrowings. Furthermore, the term of the facility was originally scheduled to expire after one year. On February 4, 2010, we renewed this facility through February 4, 2011 and, if at the end of the term we have an outstanding balance, and do not have sufficient cash on hand to pay the balance, we may have to sell assets or obtain another loan on terms which may not be as favorable.

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

Risks Relating to Our Common Stock

Our majority stockholder, Dimensional, generally has significant influence on stockholder votes and effective control over the outcome of actions requiring the approval of our stockholders.

Dimensional beneficially owns shares of our capital stock representing approximately 53% of the outstanding voting power of our capital stock. Dimensional thus has the ability to exert substantial influence or actual control over our management policies and strategic focus, could control the outcome of almost any matter submitted to our stockholders and has the ability to elect or remove all of our directors. There is a risk that the interests of Dimensional will not be consistent with the interests of other holders of our common stock.

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

Notwithstanding the foregoing, under the terms of the merger agreement with Dimensional, the holder of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), are required to approve the merger.

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

Dimensional beneficially owns shares of our capital stock which represent approximately 53% of the outstanding voting power of our capital stock. Accordingly, Dimensional has the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Nasdaq Rule 4350(c)(5).

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

As a Delaware corporation, we are also subject to the Delaware anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on this provision to prevent or delay an acquisition of our company. However, our board of directors may not rely on this provision in connection with the pending merger with Dimensional because our board of directors approved the Merger in November 2007, pursuant to which Dimensional acquired its interest in the Company.

Our stock price is subject to fluctuation and has declined significantly and could result in our being delisted from trading on the NASDAQ Global Market.

The price at which our common stock has traded since its initial public offering in February 2006 has fluctuated significantly, particularly in recent months. The price is likely to continue to fluctuate significantly due to the following factors, some of which are beyond our control, including:

•	imbalances between the market supply and demand for shares of our stock due to the limited number of shares available in the public float;
•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•	announcements of developments affecting our business, systems or expansion plans by us or others;
•	conditions and trends in online commerce industries and the mobile communications industry, particularly as they relate to the digital entertainment services and mobile carriers;
•	investor perception of and confidence in capital markets and equity investments; and
•	developments in connection with the pending merger with Dimensional, including whether the closing conditions for the merger are satisfied.

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

We vacated our former space in Sacramento and the lease expired on May 31, 2009. In addition, we maintain an office at 1 Star Street, London, England pursuant to a lease agreement that expires on March 31, 2011, and lease office space in Paris, France; Berlin, Germany; and Barcelona, Spain, none of which are significant.

We do not own any real property and consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3. LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the our’s labels, us and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to us by Media Right in 2000. Gloryvision is seeking compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also seek statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and us, Media Right is obligated to indemnify us for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by us thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, we were obligated to pay Gloryvision $400. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgment.

On March 11, 2008, we initiated suit in the U.S. District Court for the Eastern District of California against TufAmerica, Inc. The complaint alleges fraud, breach of contract and various other wrongs in connection with a contract dispute with TufAmerica, Inc. concerning the number, nature and technical quality of master recordings the label was required to deliver to us under the contract. We requested various forms of relief from the court, including the return of approximately $2.4 million in fees and advances already paid under the contract. On April 23, 2008, TufAmerica answered our complaint denying the causes of action asserted against it and asserting its own counterclaims against us for breach of contract. Although the counterclaim did not specify an exact amount of damages sought, during the course of the dispute TufAmerica, Inc. had sent a letter to us claiming damages in the amount of approximately $1.2 million. On March 25, 2009, this lawsuit was settled, subject to court approval. Subsequently, the court approved the settlement. On September 21, 2009, TufAmerica has brought an action in the Superior Court of California in Sacramento against us asserting breach of contract. Management believes that TufAmerica’s claim was settled on March 25, 2009 and plans to vigorously defend the action against us.

To our knowledge, other than the foregoing, there are no currently pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “ORCD.” The following table presents the high and low sales prices for our common stock, as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
2008:
First quarter	$7.40	$3.08
Second quarter	$6.23	$4.50
Third quarter	$6.23	$3.01
Fourth quarter	$3.65	$1.06

	High	Low
2009:
First quarter	$2.33	$1.14
Second quarter	$3.49	$1.29
Third quarter	$2.10	$1.33
Fourth quarter	$1.83	$1.05

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, for future growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board or directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our secured revolving credit facility contains a covenant prohibiting us from paying any dividends.

Holders of Record

At March 23, 2010, the last reported sales price of our common stock on the NASDAQ Global Market was $1.99 per share, and at March 23, 2010, the number of holders of record was 6,378,252. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by those record holders.

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2009. These shares were delivered to us as payment of taxes on the vesting of restricted stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased
October 1, 2009 to October 31, 2009	692		$1.55	—	—
November 1, 2009 to November 30, 2009	886		1.65	—	—
December 1, 2009 to December 31, 2009	—		—	—	—
Total	1,578	(a)	$1.61	—	—

(a)	Represents 1,578 shares of common withheld by us for the satisfaction of withholding tax upon the vesting of restricted stock awards under the 2008 Stock Plan.

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

On March 15, 2010, we entered into a merger agreement with Dimensional and a wholly owned subsidiary of Dimensional, pursuant to which Dimensional’s subsidiary will be merged with and into us, with the Company continuing as the surviving company. Under the terms of the merger agreement, all of the outstanding shares of our common stock (other than shares held by Dimensional and its affiliates) would be converted into the right to receive $2.05 per share in cash and a contingent right to receive additional cash under certain circumstances up to six months following the merger. We hope to close the merger by the end of September 2010, subject to the approval of the merger by our stockholders, including by the holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), and the satisfaction or waiver of other customary closing conditions.

We are a global leader in digital media services, controlling and distributing more than 1.8 million music and other audio recordings, or tracks, and approximately 5,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority stockholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g., Orange, Telefonica, Verizon, 3) worldwide. We generate income for our label and retailer by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, film, advertising, gaming and television licensing and other related services.

Significant Customers

Since inception through December 31, 2009, our revenue has been derived primarily from the distribution of digital music content. Three customers, iTunes, eMusic, and Amazon account for a significant portion of our total revenue and related accounts receivable. For the years ended December 31, 2009 and 2008, iTunes represented 60% and 55% of total revenue, eMusic represented 5% and 8% of total revenue, and Amazon represented 5% and 3% of total revenue, respectively. Accounts receivable from iTunes were 26% and 26% of total accounts receivable at December 31, 2009 and 2008, respectively. Accounts receivable from eMusic were 6% and 8% of total accounts receivable at December 31, 2009 and 2008, respectively. Accounts receivable from Amazon were 5% and 4% of total accounts receivable at December 31, 2009 and 2008, respectively.

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
•	Mobile Services. Our revenue from mobile services is derived primarily from downloads of full-length music recordings and mastertones. Most mobile services generally make available to consumers a limited selection of ringtones due to the limited space on mobile handset screens and higher per track processing costs related to the many formats that are required for various mobile handset makes and models, although this is changing.
•	Physical Distributions. Our physical revenue is derived primarily from selling CDs, cassettes, and vinyl to music retail stores. Products sold include both owned content and products owned by and distributed for third party labels.
•	Other. Our other revenue is comprised mainly from licensing fees also referred to as music services, administrative and consulting fees and other sources such as technology-related servicing fees charged to certain digital music retailers and other non-retail clients.

Combined revenue from digital downloads and subscription fees comprised approximately 81% and 78% of our total revenue for the years ended December 31, 2009 and 2008, respectively. Approximately 9% and 11% of our revenue for the years ended December 31, 2009 and 2008, respectively, was derived from mobile services. Approximately 5% and 1% of our revenue for the years ended December 31, 2009 and 2008, respectively, was derived from physical distributions.

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

While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publishing statutory mechanical rate for music and audio recordings and ringtones in the United States were 9.1¢ and 24.0¢, respectively, for both 2009 and 2008.

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

Revenue Recognition and Assessing the Collectibility of Accounts Receivable

In accordance with accounting standards for revenue we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Our distribution revenue from the sale of music recordings through digital distribution channels is recognized when the products are sold by the digital service providers, which provide us with periodic notification of the sales.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues from physical sales were $2.9 million and $0.6 million for the year ended December 31, 2009 and 2008, respectively.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable generally consist of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectability of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. As as a result of the economic crisis of 2009, losses for bad debt increased to approximately $0.8 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively, and we may incur additional losses in the future. We maintained a bad debt allowance of approximately $1.1 million and $1.0 million at December 31, 2009 and 2008, respectively.

Recoverability of Royalty Advances

We pay advance royalties to certain record labels and artists. In accordance with music industry accounting standards, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner or its distributor are capitalized as assets. The decision to capitalize an advance to a content owner or its distributor as an asset requires significant judgment as to the recoverability of these advances. We assess the recoverability of these assets upon initial commitment of the advance based upon our forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, we evaluate the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is a charge to royalty expense is recorded. All advances are assessed for recoverability periodically and, at minimum, on a quarterly basis.

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

We have generated losses for federal and state income tax reporting since inception. These tax losses are available for carryforward until their expiration. In addition to potential expiration, there are other factors that could limit our ability to use our federal and state tax loss carryforwards. For example, use of prior net operating loss carryforwards can be limited after an ownership change, such as the Merger. We have determined that as of December 31, 2009 that $2,250,000 of our existing federal net operating loss carryforwards will not be available for future use. In addition, we must generate taxable income in the future in order to use net operating loss carryforwards that have not expired.

We measure and record uncertain tax positions in accordance with income tax accounting standards, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. Accounting for uncertainties in income tax positions under the income tax accounting standards involves significant judgments by management. At December 31, 2009 and 2008 we have not recorded any liabilities that would be required under the income tax accounting standards as management does not believe it has any material uncertain tax positions.

We file our income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions. One of our subsidiaries is also subject to income taxes in a jurisdiction outside the U.S., which individually is not material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2006.

Long-Lived Assets

We evaluate long-lived assets, including license rights, in accordance with intangible assets accounting standards, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

Share-Based Compensation

In accordance with stock-based compensation accounting standards, we recognize compensation expense in an amount equal to the estimated fair value of share-based awards and issuances, such as stock options and warrants granted to employees and non-employees. This estimation of the fair value of each share-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the compensatory element under the Trinomial Lattice Model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), a risk-free interest rate, dividend yield, and assumptions as to volatility of the underlying equity security. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. We based our assumption of the expected volatility of our stock on the historical volatility for our peer group public companies because sufficient historical trading data does not yet exist for our stock. The use of different peer group companies and other assumptions by management in the Trinomial Lattice Model could produce substantially different results. We also award restricted stocks to employees and non-employees. A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the shares. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of DMGI and TVT Records as a result of the Merger and acquisition of TVT’s assets. We will review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with goodwill accounting standards. As described in the guidance, a two-step impairment test is required to be performed on goodwill. In the first step, we will compare the fair value to its carrying value. If the fair value exceeds the carrying value, goodwill will not be considered impaired and we will not be required to perform further testing. If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. To the extent additional events or changes in circumstances occur, our stock price remains depressed or our strategies change, we may conclude that a non-cash goodwill impairment charges against earnings is required, which could have an adverse effect on our financial position and results of operations, although it would have no effect on our cash flow.

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

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The provisions are effective for interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update 2010-9, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, (“Update 2010-9”) which includes updates to Topic 855 Subsequent Events of the FASB ASC. Update 2010-9 eliminates the requirement for the disclosure of the date through which subsequent events were evaluated. The amendments in Update 2010-9 are effective upon issuance of this update. We adopted Update 2010-9 for the quarter ended December 31, 2009. The adoption of the provisions did not have any impact on our condensed consolidated financial statements.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (“Update 2009-12”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2009-12 provides guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). We adopted Update 2009-12 for the quarter ended December 31, 2009 and the adoption of Update 2009-12 did not have any impact on our consolidated financial statements as we do not have any investments with characteristics which meet the definition of investments in accordance with the provisions of this pronouncement.

In January 2010, the FASB issued Accounting Standards Update 2010-1, Equity — Accounting for Distributions to Shareholders with Components of Stock and Cash (“Update 2010-1”) which includes updates to Topic 505 Equity and 260 Earnings Per Share of the FASB ASC. Update 2010-1 addresses diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The amendments in Update 2010-1 are effective for interim and annual periods ending on or after December 15, 2009, and are applied on a retrospective basis. We adopted Update 2010-1 for the quarter ended December 31, 2009 and the adoption of Update 2010-1 did not have any impact on our consolidated financial statements as we did not declare any dividends to shareholders.

In January 2010, the FASB issued Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“Update 2010-6”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management does not anticipate that the adoption of Update 2010-6 will have a material impact on our consolidated financial statements.

For additional information relating to these and other recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

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

	For the Years Ended December 31,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$62,271,481	100.0%	$57,355,916	100.0%
Cost of revenues	45,830,481	73.6%	40,272,293	70.2%
Gross profit	16,441,000	26.4%	17,083,623	29.8%
Impairment of goodwill	14,113,522	22.7%	—	—
Restructuring expenses	312,008	0.5%	—	—
(Gain) loss from disposal and writedowns of property and equipment	(23,870)	0.0%	59,189	0.1%
Operating expenses	20,221,008	32.5%	19,699,730	34.3%
Other (income) expense	(389,802)	0.6%	(420,713)	0.7%
Net loss	$(17,791,866)	(28.6)%	$(2,254,583)	(3.9)%
Key Revenue and Operating Data:
Digital music revenue by source:
Downloads	$42,982,605	69.0%	$36,784,654	64.1%
Subscriptions(1)	7,464,394	12.0%	7,709,446	13.4%
Mobile services	5,428,494	8.7%	6,455,895	11.3%
Physical	2,892,962	4.7%	622,965	1.1%
Other	3,503,026	5.6%	5,782,956	10.1%
Total	$62,271,481	100.0%	$57,355,916	100.0%
Average number of music recordings available for downloading during the period	1,564,000	—	1,199,000	—
Number of music recordings available for downloading at the end of the period	1,786,000	—	1,341,000	—
Number of paid downloads during the period	61,466,000	—	51,062,000	—

(1)	Includes subscription download and streaming services on the internet, including revenues from eMusic of $3,357,460 and $4,531,245 for the years ended December 31, 2009 and 2008, respectively.

Comparison of Year Ended December 31, 2009 to December 31, 2008

Revenues. Revenues increased to approximately $62.3 million for the year ended December 31, 2009 from approximately $57.4 million for the year ended December 31, 2008. Revenue from digital distribution (permanent downloads, which includes iPhone sales, and subscription services) increased to approximately $50.5 million for the year ended December 31, 2009 from approximately $44.5 million for the year ended December 31, 2008. We increased both paid downloads by 20% and the number of tracks available for sale by 33%. Additionally, the increase in paid downloads resulted in part from an efficient distribution process, through our proprietary V.E.C.T.O.R. TM system and an expansion of the digital market. Revenue from mobile distribution decreased to approximately $5.4 million for the year ended December 31, 2009 from approximately $6.5 million for the year ended December 31, 2008. The decline was consistent with the overall market decline. Revenue from physical distribution (including both owned content and distributed labels) increased to approximately $2.9 million for the year ended December 31, 2009 from approximately $0.6 million, mainly due to the ramp up of the distributed label business, which was immaterial for 2008. Other revenue from licensing and music services (including placement of master recordings for use in film, television and commercials), and other sources such as fees charged to non-retail clients and service fees charged to digital music retailers, decreased to approximately $3.5 million for the year ended December 31, 2009 from approximately $5.8 million for the year ended December 31, 2008. The variance is primarily due to less venture capital available to new digital music retailers, which limited our ability to charge them service fees.

Cost of Revenues.  Our cost of revenues increased to approximately $45.8 million for the year ended December 31, 2009 from approximately $40.3 million for the year ended December 31, 2008. Royalty expense from digital distribution (permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $42.6 million for the year ended December 31, 2009 from approximately $38.5 million for the year ended December 31, 2008, primarily related to the increase in overall revenues. Included in royalty expense was $0.8 million of royalty advance impairment for the year ended December 31, 2009. We did not incur such impairment for the year ended December 31, 2008. During the years ended December 31, 2009 and 2008, our royalties paid to artists, labels and other content owners and other costs from digital distribution (permanent downloads and subscription services) and mobile services amounted to approximately 68% and 67% of revenues, respectively. Consistent with increase of physical sales, physical cost of revenues increased to approximately $2.2 million for the year ended December 31, 2009 from approximately $0.4 million for the year ended December 31, 2008. Other costs of revenues increased to approximately $1.0 million for the year ended December 31, 2009 as compared to approximately $1.4 million for the year ended December 31, 2008. Gross profit margin decreased to 26.4% for the year ended December 31, 2009 from 29.8% for the year ended December 31, 2008, primarily due to less venture capital available to new digital music retailers, which limited our ability to charge them higher margin service fees.

Impairment of Goodwill.  We recorded impairment of goodwill of approximately $14.1 million during the year ended December 31, 2009. No impairments were recognized in the year ended December 31, 2008. We performed an interim goodwill impairment analysis during the third quarter ended September 30, 2009, due to a reduction of the Company’s market capitalization for a sustained period of time, declining digital media industry growth during 2009, and the continued macroeconomic instability. As a result of the impairment analysis of goodwill, we determined that the implied fair value of goodwill was $12.4 million and recorded the aforementioned impairment charge. For additional information relating to the impairment of goodwill, see Note 10 to our condensed consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Restructuring Expenses.  On September 29, 2009, we announced a restructuring action to reduce costs by reducing approximately 20% of our pre-reduction headcount. In connection with the restructuring, we incurred restructuring cost of approximately $0.3 million. We did not incur any restructuring costs for the year ended December 31, 2008.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$9,320,324	46.1%	$9,591,594	48.7%
Professional and consulting fees	4,783,707	23.7%	4,726,138	24.0%
Office expenses	3,251,295	16.1%	2,326,246	11.8%
Travel expenses	595,897	2.9%	935,122	4.7%
Marketing	629,708	3.1%	711,531	3.6%
Other expenses	1,640,077	8.1%	1,409,099	7.2%
Total	$20,221,008	100.0%	$19,699,730	100.0%

Operating expenses increased to approximately $20.2 million for the year ended December 31, 2009 compared to approximately $19.7 million for the year ended December 31, 2008, due to an increase in office expenses and other expenses, partially offset by smaller decrease in personnel-related expenses and travel expenses.

Professional and consulting fees were approximately $4.8 million for the year ended December 31, 2009 as compared to approximately $4.7 million for the year ended December 31, 2008. Included in professional and consulting fees for the year ended December 31, 2009 was approximately $0.4 million of transaction costs in connection with the pending merger with Dimensional.

Personnel-related expenses decreased to approximately $9.3 million for the year ended December 31, 2009 compared to approximately $9.6 million for the year ended December 31, 2008. Personnel-related expenses for the year ended December 31, 2009 decreased approximately $0.3 million primarily due to a decrease in bonus expense of approximately $1.3 million, which was partially offset by an increase in head count resulting in salary and wages increase of $0.8 million and related payroll health benefits of $0.2 million.

Office expenses increased to approximately $3.3 million for the year ended December 31, 2009 compared to approximately $2.3 million for the year ended December 31, 2008. Office expenses increased approximately $1.0 million primarily due to an increase in depreciation of $0.3 million and an increase in utilities, moving and storage, repairs and maintenance, service charges and fees, office supplies, dues and subscriptions, and licenses and fees of $0.7 million.

Travel expenses decreased to approximately $0.6 million for the year ended December 31, 2009 compared to approximately $0.9 million for the year ended December 31, 2008. Travel expenses decreased approximately $0.3 million primarily due to a company-wide initiative to decrease travel expenses throughout all divisions, including conferences and events.

Other expenses increased to approximately $1.6 million for the year ended December 31, 2009 compared to approximately $1.4 million for the year ended December 31, 2008. Other expenses increased approximately $0.2 million primarily due to an increase in bad debt expense of $0.2 million and an increase in tax expenses of $0.4 million, which were partially offset by a reduction in foreign currency transaction expense of $0.4 million due to a weaker U.S. dollar throughout the year.

Other Income.  Other income was unchanged at approximately $0.4 million for the years ended December 31, 2009 and 2008. Other income increased approximately $0.2 million relating to the sale of content acquired as part of the TVT asset purchase agreement, which was offset by a decrease in interest income of approximately $0.2 million.

Liquidity and Capital Resources

We have incurred net losses of approximately $17.8 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had approximately $4.5 million in cash and cash equivalents. Management believes that we have sufficient resources from cash balances on-hand and cash flow to be generated from operations to fund our net cash commitments and requirements over the next 12 months. In addition, on February 5, 2009, we entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, we can borrow an amount that does not exceed 80% of our eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The facility was originally scheduled to expire after one year. On February 4, 2010, we renewed this facility through February 4, 2011. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

Cash Flows for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operations for the year ended December 31, 2009 was approximately $1.2 million. The reconciliation of net loss of approximately $17.8 million to net cash provided by operations for the year ended December 31, 2009 included non-cash charges for impairment of goodwill of $14.1 million, depreciation and amortization of approximately $1.8 million, bad debt expense of approximately $0.8 million and stock-based compensation of approximately $0.9 million. These net non-cash charges were supplemented by a reduction of $1.4 million in various operating net assets, including a reduction in net accounts receivable of $1.0 million, reduction in prepaid expenses and other current assets of $0.5 million, an increase in accrued royalties of $1.9 million, partially offset by an increase in royalty advances of $0.9 million, an increase in other assets of $0.4 million, a reduction in accrued expenses of $0.2 million, and recognition of $0.6 million in deferred revenue.

Net cash provided by operations for the year ended December 31, 2008 was approximately $2.3 million. The reconciliation of net loss of approximately $2.3 million to net cash provided by operations for the year ended December 31, 2008 included non-cash charges for depreciation and amortization of approximately $1.5 million, bad debt expense of approximately $0.7 million and stock-based compensation of approximately $1.0 million. These net non-cash charges were supplemented by a reduction of $1.4 million in various operating net assets, including a reduction in royalty advances of $1.2 million, an increase in accrued royalties of $5.4 million, an increase in accrued expenses of $0.1 million, an increase in deferred revenue of $1.0 million, offset by an increase in net accounts receivable of $4.6 million, an increase in prepaid expenses and other current assets of $0.5 million, and a reduction in accounts payable of $1.2 million.

We used approximately $1.2 million of cash in order to fund our investing activities in 2009. We purchased property and equipment of approximately $1.5 million to help fund our growth and we received approximately $0.3 million relating to repayment of a loan receivable issued in 2008.

We used approximately $8.3 million of cash in order to fund our investing activities in 2008. We purchased property and equipment of approximately $1.1 million to help fund our growth. We purchased the assets of TVT for approximately $6.1 million, including approximately $1.0 million of transaction costs, and incurred an additional $0.8 million of final costs related to the Merger. We also issued a loan receivable of $0.5 million to a label, of which approximately $0.2 million has been repaid in 2008.

Net cash used in financing activities is primarily attributable to the tax withholdings related to net share settlements of restricted stock awards. Our cash payment to cover the tax withholdings related to netting of shares was $0.01 million and $0.08 million for the year ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had cash and cash equivalents of approximately $4.5 million and a working capital deficit of approximately $2.8 million, compared to cash and cash equivalents of approximately $4.5 million and working capital deficit of approximately $0.5 million at December 31, 2008.

Redeemable Preferred Stock

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

At December 31, 2009 and 2008, we had 448,707 shares of our Security A Preferred Stock issued and outstanding, of which 1,115 shares awarded were subject to deferred stock awards at December 31, 2008. Our Series A Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3.33 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share at the conversion rate of 3.33 to 1) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days in a row.

Secured Credit Facility

We may incur indebtedness under our secured credit facility as described above in “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is our controlling stockholder, owning approximately 53% of our voting common stock on a fully diluted basis as of December 31, 2009. For a description of our pending merger with Dimensional, see “Part I, Item 1. Business, Pending Transaction.” From time to time, we have amounts due to and receivables from companies under common ownership with Dimensional. These amounts are billed and paid on a regular basis in the ordinary course of our business.

Our relationships with these related parties include the following:

•	Legal Costs — One firm engaged by us to represent our general business interests employs a family member of one of our Directors. Amounts included in operating expenses in connection with the services performed by this firm were $105,577 and $478,143 for the year ended December 31, 2009 and 2008, respectively. In addition, we incurred $178,354 of expense for the year ended December 31, 2008 for fees in connection with the services performed by this firm related to the transaction costs of the Merger and acquisition of assets of TVT Records. No such expenses were incurred for the year ended December 31, 2009.
•	Distribution Services with eMusic — eMusic (an entity controlled by Dimensional) provides digital music distribution services to our company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. We entered into a new agreement effective January 1, 2009. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the internet through September 30, 2010. Under the agreement, we have a “most favored nation” clause, which provides that we are entitled to better royalty terms if eMusic allows any other independent record label such better terms. Amounts included in revenues in connection with these services were $3,357,460 and $4,531,245 for the years ended December 31, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $719,201 and $1,012,658 at December 31, 2009 and December 31, 2008, respectively. In addition, one of our Directors served as the interim CEO of eMusic since October 2008 and on March 17, 2009 was formally appointed the CEO of eMusic.
•	Appointment of Interim Chief Executive Officer. — One of our company’s Directors, who is also an executive of Dimensional, our majority stockholder and the Chief Executive Officer of eMusic, served as interim Chief Executive Officer of our company in October 2009, for which he was paid $16,666.

We have distribution agreements with certain labels whereby it is not permitted to charge distribution fees to the label or artist for sales by eMusic. For the years ended December 31, 2009 and 2008, we recognized revenues of $304,543 and $759,379, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

•	Revenue Sharing Agreement with CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, we are obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. We recorded $36,034 and $31,933 for the years ended December 31, 2009 and 2008, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense is included in cost of revenues in the accompanying consolidated statements of operations.

For more information relating to our related party transactions, see Note 17 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (Marcum LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages F-2 to F-32 of this annual report on Form 10-K are incorporated herein by reference.

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

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC or our “2010 Proxy Statement.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” contained in our 2010 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated hereof by reference to our 2010 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the “Report of Independent Registered Public Accounting Firm” (Marcum LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” under Item 8 of Part II hereof appearing on pages F-2 through F-32 hereto, which are incorporated herein by reference.

(2) Financial Statement Schedule.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II above.

(3) Exhibits.

Exhibit Number	Description of Exhibit
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)
4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Loan and Security Agreement dated as of February 5, 2009 between the Registrant, Digital Rights Agency, Inc., Orchard Enterprises NY, Inc. and Peninsula Bank Business Funding, a Division of The Private Bank of the Peninsula (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2009)
10.2	Amendment to Loan and Security Agreement entered into as of February 4, 2010 between Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula and The Orchard Enterprises, Inc., Digital Rights Agency, Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2010)
10.3	The Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2009)†
10.4	Non-Executive Directors Compensation Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.5	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit D of Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
10.6	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 4, 2006)†

Exhibit Number	Description of Exhibit
10.7	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128687) filed on September 29, 2005)
10.8	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)†
10.9	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.10	Form of Stock Option Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.11	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)†
10.12	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.13	Amended and Restated Employment Agreement dated February 28, 2008 between Bradleyley Navin and Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.14	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.15	Letter Agreement between Bradley Navin and Registrant dated October 28, 2009 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 30, 2009)†
10.16	Letter Agreement between Bradley Navin and Registrant dated February 18, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 22, 2010)†
10.17	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.18	Description of Danny Stein’s Compensation for his service as Interim Chief Executive Officer (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.19	Description of Michael Donahue’s Compensation for serving as Chairman of the Special Committee and Search Committee of the Board of Directors (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.20	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.21	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††

Exhibit Number	Description of Exhibit
10.22	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.23	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.24	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.25	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.26	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.27	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.28	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.29	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.30	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l and Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.31	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.) (collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.32	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††

Exhibit Number	Description of Exhibit
10.33	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.34	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.35	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
21.1	Schedule of Significant Subsidiaries*
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: March 25, 2010	By: /s/ Bradley Navin Bradley Navin Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradley Navin and Nathan Fong, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bradley Navin Bradley Navin	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2010
/s/ Nathan Fong Nathan Fong	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2010
/s/ Michael Donahue Michael Donahue	Chairman of the Board and Director	March 25, 2010
/s/ David Altschul David Altschul	Director	March 25, 2010
/s/ Viet Dinh Viet Dinh	Director	March 25, 2010
/s/ Nate Peck Nate Peck	Director	March 25, 2010
/s/ Danny Stein Danny Stein	Director	March 25, 2010
/s/ Joel Straka Joel Straka	Director	March 25, 2010

II-1

THE ORCHARD ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
of The Orchard Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of The Orchard Enterprises, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and redeemable preferred stock and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Orchard Enterprises, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, New York
March 25, 2010

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,475,470	$4,521,027
Accounts receivable – net (including amounts from related parties of $719,201 at 2009 and $1,012,658 at 2008)	10,733,042	12,576,934
Inventory	112,565	133,404
Royalty advances	3,922,835	2,720,119
Prepaid expenses and other current assets	476,430	980,226
Total current assets	19,720,342	20,931,710
Royalty advances, less current portion	1,879,413	2,152,169
Music and audio content – net	4,597,478	5,604,500
Property and equipment – net	2,435,206	1,609,467
Intangible assets – net	790,417	907,472
Goodwill	12,350,378	26,463,900
Other assets	446,602	410,284
TOTAL ASSETS	$42,219,836	$58,079,502
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$888,300	$907,661
Accrued royalties	19,644,649	17,756,902
Accrued expenses	1,068,396	1,223,717
Deferred revenue	968,684	1,534,702
Total current liabilities	22,570,029	21,422,982
Commitments and contingencies (See Note 19)
REDEEMABLE PREFERRED STOCK:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated; 448,707 shares issued and outstanding and liquidation preference of $24,992,980 as of December 31, 2009 and 2008	7,015,276	7,015,276
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized; 6,378,252 and 6,276,609 shares issued and outstanding as of December 31, 2009 and 2008	63,782	62,766
Additional paid-in capital	56,776,300	55,926,156
Accumulated deficit	(44,139,659)	(26,347,793)
Accumulated other comprehensive (loss) income	(65,892)	115
Total stockholders’ equity	12,634,531	29,641,244
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$42,219,836	$58,079,502

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
Revenues (including amounts from related parties of $3,357,460 in 2009 and $4,531,245 in 2008)	$62,271,481	$57,355,916
Cost of revenues (including amounts to related parties of $36,034 in 2009 and $31,933 in 2008)	45,830,481	40,272,293
Gross profit	16,441,000	17,083,623
Impairment of goodwill	14,113,522	—
Restructuring	312,008	—
(Gain) loss from disposal of property and equipment	(23,870)	59,189
Operating expenses (including amounts to related parties of $105,577 in 2009 and $478,143 in 2008)	20,221,008	19,699,730
Loss from operations	(18,181,668)	(2,675,296)
Other income (expense):
Interest income	—	171,168
Interest expense	(67,555)	—
Other	457,357	249,545
Total other income (expense)	389,802	420,713
Net loss	$(17,791,866)	$(2,254,583)
Loss per share – basic and diluted	(2.88)	(0.36)
Weighted average shares outstanding – basic and diluted	6,182,323	6,267,972

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
REDEEMABLE PREFERRED STOCK
For the Years Ended December 31, 2009 and 2008

	Redeemable Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance – December 31, 2007	448,833	7,017,245	6,155,127	61,551	55,050,780	(24,093,210)	(13,810)	31,005,311	(7,614,976)
Share-based compensation related to stock options and restricted stock	—	—	140,573	1,406	954,774	—	—	956,180	—
Common stock withheld upon vesting of restricted stock grants and deferred stock	(126)	(1,969)	(19,091)	(191)	(79,398)	—	—	(79,589)	—
Foreign currency translation adjustment	—	—	—	—	—	—	13,925	13,925	13,925
Net loss	—	—	—	—	—	(2,254,583)	—	(2,254,583)	(2,254,583)
Balance – December 31, 2008	448,707	7,015,276	6,276,609	62,766	55,926,156	(26,347,793)	115	29,641,244	(2,240,658)
Share-based compensation related to stock options and restricted stock	—	—	107,217	1,072	862,051	—	—	863,123	—
Common stock withheld upon vesting of restricted stock grants and deferred stock	—	—	(5,574)	(56)	(11,906)	—	—	(11,962)	—
Foreign currency translation adjustment	—	—	—	—	—		(66,007)	(66,007)	(66,007)
Net loss	—	—	—	—	—	(17,791,866)	—	(17,791,866)	(17,791,866)
Balance – December 31, 2009	448,707	7,015,276	6,378,252	63,782	56,776,301	(44,139,659)	(65,892)	12,634,532	(17,857,873)

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,791,866)	$(2,254,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,821,001	1,451,239
Bad debt expense	819,999	650,945
Gain (loss) on disposition and write downs of property and equipment	(23,870)	59,189
Impairment of goodwill	14,113,522	—
Share-based compensation	867,493	956,180
Changes in operating assets and liabilities:
Accounts receivable	1,023,893	(4,592,353)
Inventory	20,839	11,596
Royalty advances	(929,960)	1,212,932
Prepaid expenses and other current assets	503,796	(540,085)
Other assets	(369,651)	(2,517)
Accounts payable	(19,361)	(1,202,800)
Accrued royalties	1,887,747	5,449,158
Accrued expenses	(159,692)	87,937
Deferred revenue	(566,018)	991,373
Net cash provided by operating activities	1,197,872	2,278,211
Cash flows from investing activities:
Purchases of property and equipment	(1,535,063)	(1,106,933)
Issuance of loan receivable	333,333	(500,000)
Repayment of loan receivable	—	166,667
Proceeds from the sale of property and equipment	36,270	—
Purchase of assets of TVT Records	—	(6,067,268)
Purchase of Digital Music Group, Inc.	—	(818,826)
Net cash (used in) investing activities	(1,165,460)	(8,326,360)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock awards and preferred stock units	(11,962)	(81,367)
Net cash (used in) financing activities	(11,962)	(81,367)
Effect of exchange rate changes on cash and cash equivalents	(66,007)	13,925
(Decrease) in cash and cash equivalents	(45,557)	(6,115,591)
Cash and cash equivalents – Beginning of year	4,521,027	10,636,618
Cash and cash equivalents – End of year	$4,475,470	$4,521,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$67,555	$—

See notes to consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

The presentation of consolidated statements of stockholders’ equity and redeemable preferred stock reflects the historical stockholders’ equity of Orchard NY through November 12, 2007. The effect of the issuance of shares of the Company’s common stock and Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger on November 13, 2007 is reflected in the year ended December 31, 2007.

2. Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations since its inception and requires significant resources to fund its operations. The Company incurred net losses of $17,791,866 and $2,254,583 for the years ended December 31, 2009 and 2008, respectively. Management believes cash balances on-hand and cash flow generated from operations will be sufficient to fund the Company’s net cash requirements over the next 12 months. In addition, on February 5, 2009, the Company entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, the Company can borrow an amount that does not exceed 80% of its eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility was originally for one year. On February 4, 2010, the Company entered into an amendment of the agreement to extend the term until February 4, 2011. For additional information relating to the renewal, see

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

2. Liquidity and Capital Resources  – (continued)

Note 20. For additional information relating to the secured revolving credit facility, see Note 12. Should additional resources be required, management may seek to raise funds through the issuance of debt or equity securities.

3. Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain fiscal 2008 amounts have been reclassified to conform to the fiscal 2009 presentation.

Use of Estimates — The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates included in these financial statements relate to assessing the collectability of accounts receivable, recoverability of royalty advances, the value of securities underlying share-based compensation, estimation of royalty expense, realization of deferred tax assets, tax contingencies and any related valuation allowance, and the useful life and potential impairment of the Company’s property and equipment, goodwill and other intangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity or remaining maturity from the date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2009 and 2008, the Company had no cash equivalents.

Accounts Receivable — Accounts receivable represent amounts due from the sale of products and for services rendered. The Company provides allowances against trade receivables estimating losses resulting from customers’ inability to pay. The Company establishes allowances for doubtful accounts based on credit profiles of its retailers, current economic and industry trends, contractual terms and conditions and historic payment experience, as well as for known or expected events. The Company’s allowance for doubtful accounts was $1,125,655 and $969,586 as of December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments — Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The carrying value of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and accrued royalties approximates their fair value due to the short-term nature of these items.

Inventories — Inventories consist of cassettes, CDs, vinyl and component parts stated at the lower of average cost on the first-in, first-out basis or market value.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

Foreign Currency Translation and Forward Exchange Contracts — The Company has foreign operations where the functional currency has been determined to be the local currency. The functional currency of the Company’s subsidiary in the United Kingdom has been determined to be the British Pound. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are accumulated in a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations in the determination of net loss. From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations. Realized and unrealized gains and losses on these contracts are included in the consolidated statements of operations. As of December 31, 2009 and 2008, the Company had no open currency hedge contracts.

Concentrations of Credit Risk — The Company’s customers are primarily commercial organizations headquartered in the United States. Accounts receivable are generally unsecured. The revenues from two customers, Apple Inc.’s iTunes Music Service (“iTunes”) and eMusic.com Inc. (“eMusic”), which is controlled by the Company’s majority stockholder, account for a significant portion of the Company’s total revenues. Revenues from iTunes were approximately 60% and 55% of total revenues, revenues from eMusic were approximately 5% and 8% of total revenues, and revenues from Amazon were 5% and 3% of total revenues for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from iTunes were approximately 26% and 26% of total accounts receivable, accounts receivable from eMusic were approximately 6% and 8% of total accounts receivable, and accounts receivable from Amazon were approximately 5% and 4% of total accounts receivable as of December 31, 2009 and 2008, respectively.

Royalties — The Company has paid advance royalties to certain content owners. The Company accounts for advance royalty payments pursuant to the provisions in accordance with the accounting standards for music entertainment under U.S. GAAP. Pursuant to the related accounting standards, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner are capitalized as assets. Royalty advances will be recouped from the Company’s future royalty obligations resulting from the fees it receives from digital entertainment service providers.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

Music and Audio Content — Music and Audio Content consists of digital distribution agreements, digital rights and master recordings, which are stated at cost or estimated fair value at the date of acquisition, less accumulated amortization. Digital distribution agreements represent the cost paid to acquire music catalogues for distribution and the estimated fair value assigned to the acquired catalogues of DMGI and TeeVee Toons, Inc. (“TVT Records”). Amortization of digital distribution agreements is determined using the straight-line method over the remaining term of the related agreement, which ranges from two to ten years. The Company has capitalized the cost of the acquired digital rights and master recordings owned by DMGI and TVT Records and are amortizing these assets using the straight-line method over a period of ten years.

Goodwill — Goodwill represents the excess purchase price over the estimated fair values of the net tangible and intangible assets of DMGI and TVT Records. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests in accordance with the accounting standards for intangible assets under U.S. GAAP. The Company tests goodwill for impairment on at least an annual basis using the fair value approach. As a result of the analysis performed related to goodwill, the Company recorded an impairment charge of $14,113,522 during the year ended December 31, 2009 related to goodwill, to reduce the carrying value to an amount that is expected to be recoverable. There was no such impairment for the year ended December 31, 2008.

Internal-Use Software Development Costs — In accordance with the accounting standards for internal use software within intangible assets under U.S. GAAP, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years. For the year ended December 31, 2009 the Company capitalized $144,086 of internal-use software development costs. The Company did not capitalize any costs for the year ended December 31, 2008.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on recoverability analysis for royalty advances, the Company recorded an impairment charge for $836,298 during the year ended December 31, 2009 to reduce the carrying value to an amount that is expected to be recoverable. No other impairment charges were recorded on other long-lived assets. There was no such impairment for the year December 31, 2008.

Revenue Recognition — The Company follows the provisions of revenue recognition under U.S. GAAP. In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

The Company’s distribution revenue from the sale of recorded music products through digital distribution channels is recognized when the products are sold by the digital service providers who provide the Company with periodic notification of the sales.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. Net distribution revenues to the Company from such physical sales are recognized when reported by the retail distributor for

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributors based on past historical trends. For the years ended December 31, 2009 and 2008, the Company recorded $726,516 and $92,084 of returns provision, respectively.

Reimbursements received by the Company from its customers for encoding the Company’s music content in the appropriate digital format for use by the customer are recognized under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. Cash received in advance of providing the service is recorded as deferred revenue.

Shipping and handling charges billed to customers are included in revenues and the costs associated with shipping physical products are recorded as costs of revenues. The physical products are the property of the recording labels and artists. Revenues and shipping and handling charges were not significant for the years ended December 31, 2009 and 2008.

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

Advertising Expenses — Advertising expenses are charged to the statements of operations as incurred and are included in the marketing expenses within the operating expenses.

Income Taxes — The Company uses the asset and liability method to determine its income tax expense. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not. For the years ended December 31, 2009 and 2008, the Company maintained a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes in these years.

Effective January 1, 2007, the Company adopted new provisions under the accounting standards for income taxes. The accounting standards clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance or derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2009 and 2008, the Company recognized no adjustments for uncertain tax positions. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There are no interest and penalties related to uncertain tax positions during the years ended December 31, 2008 and 2007.

Comprehensive Income — The accounting standards for presentation of comprehensive income requires the disclosure of comprehensive income (loss) to reflect changes in stockholders’ equity that result from

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

transactions and economic events from non-owner sources. The Company’s comprehensive loss for the years ended December 31, 2009 and 2008 consisted of net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	For the Years Ended December 31,
	2009	2008
Net loss	$(17,791,866)	$(2,254,583)
Foreign currency translation adjustment	(66,007)	13,925
Comprehensive loss	$(17,857,873)	$(2,240,658)

Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions under the accounting standards for share based compensation, and began to recognize compensation expense for share-based awards, including employee stock option grants, based upon the grant date fair value over the requisite service period, which is generally the vesting period of the award.

Loss per Share — Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Because the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share because the effect of including them is anti-dilutive.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	December 31,
	2009	2008
DMGI Series A Preferred Stock	1,494,194	1,494,194
Stock options	462,111	565,465
Warrants	91,000	91,000
Non-vested Restricted Stock Awards	134,709	188,034
Total	2,182,014	2,338,693

Convertible Instruments — The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for derivatives and hedging under U.S. GAAP. The accounting standards for derivatives and hedging generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of the accounting standards for derivatives and hedging under U.S. GAAP, which also provide an exception to this rule when the host instrument is deemed to be conventional.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the accounting standards

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

for debt under U.S. GAAP. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Preferred Stock — The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP, when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with the related accounting standards. All other issuances of preferred stock are subject to the classification and measurement principles as described in the accounting standards for distinguishing liabilities from equity. Accordingly, the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock as a component of stockholders’ equity.

Subsequent Events

Management has evaluated subsequent events or transactions through the date the financial statements were issued.

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
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

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

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The provisions are effective for interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued Accounting

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

Standards Update 2010-9, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, (“Update 2010-9”) which includes updates to Topic 855 Subsequent Events of the FASB ASC. Update 2010-9 eliminates the requirement for the disclosure of the date through which subsequent events were evaluated. The amendments in Update 2010-9 are effective upon issuance of this update. We adopted Update 2010-9 for the quarter ended December 31, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (“Update 2009-12”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2009-12 provides guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The Company adopted Update 2009-12 for the quarter ended December 31, 2009 and the adoption of Update 2009-12 did not have any impact on the Company’s consolidated financial statements as the Company does not have any investments with characteristics which meet the definition of investments in accordance with the provisions of this pronouncement.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3. Significant Accounting Policies  – (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-1, Equity — Accounting for Distributions to Shareholders with Components of Stock and Cash (“Update 2010-1”) which includes updates to Topic 505 Equity and 260 Earnings Per Share of the FASB ASC. Update 2010-1 addresses diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The amendments in Update 2010-1 are effective for interim and annual periods ending on or after December 15, 2009, and are applied on a retrospective basis. The Company adopted Update 201-1 for the quarter ended December 31, 2009 and the adoption of Update 2010-1 did not have any impact on the Company’s consolidated financial statements as the Company did not declare any dividends to shareholders.

In January 2010, the FASB issued Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“Update 2010-6”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of Update 2010-6 will have a material impact on the Company’s consolidated financial statements.

4. Business Combinations

On July 3, 2008, the Company acquired substantially all of the assets of TeeVee Toons, Inc. and/or its affiliates’ (“TVT Records”) record label business operations, including but not limited to, master recordings, artists’ agreements, certain inventory, accounts receivable and a real property lease (the “Assets”) and assumed certain liabilities of TVT Records related to the Assets that the Company elected to acquire (the “Acquisition”). The aggregate purchase price for the Assets was $5,050,000.

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
For the Years Ended December 31, 2009 and 2008

4. Business Combinations  – (continued)

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

The unaudited pro forma combined financial information for the year ended December 31, 2008 is as follows:

2008
Revenues	$60,789,897
Net loss	$(4,186,289)
Loss per share – basic and diluted	$(0.67)
Weighted average shares outstanding – basic and diluted	6,267,972

Management believes that the above pro forma combined financial information may not provide meaningful comparative information, given that the Company only acquired certain assets and liabilities of TVT Records and, in addition, TVT Records filed for bankruptcy on February 13, 2008.

5. Inventory

Inventory consists of cassettes, CDs, vinyl, finished CDs and component parts totaling $112,565 and $133,404 at December 31, 2009 and 2008, respectively.

6. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2009	2008
Computer and office equipment	3 – 5	$1,605,708	$1,436,808
Furniture and fixtures	3 – 7	214,428	129,005
Leasehold improvements	6 – 8	1,363,026	634,415
Capitalized software	5	609,927	342,418
		3,793,089	2,542,646
Less: accumulated depreciation		(1,357,883)	(933,179)
Property and equipment, net		$2,435,206	$1,609,467

Depreciation expense was $696,924 and $484,032 for the years ended December 31, 2009 and 2008, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

Royalty advances consist of the following:

	December 31,
	2009	2008
Balance, beginning of period	$4,872,288	$4,766,220
Royalty advances paid to content owners	9,350,903	5,464,292
Purchased from TVT Records	—	1,319,000
Less: recoupment of royalty advances	(7,584,645)	(6,677,224)
Less: write-off of royalty advances	(836,298)	—
Balance, end of period	5,802,248	4,872,288
Current portion of royalty advances	3,922,835	2,720,119
Long-term portion of royalty advances	$1,879,413	$2,152,169

As set forth in Note 19, as of December 31, 2009, the Company also has contractual obligations to pay additional royalty advances of $7,155,268 during 2010 to 2016.

8. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	December 31, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	5.0	$3,909,545	$(1,434,535)	$2,475,010	$3,909,545	$(695,007)	$3,214,538
Digital rights	7.9	1,938,030	(403,757)	1,534,273	1,938,030	(209,953)	1,728,077
Master recordings	8.0	736,904	(148,709)	588,195	736,904	(75,019)	661,885
Total Music and audio content		$6,584,479	$(1,987,001)	$4,597,478	$6,584,479	$(979,979)	$5,604,500

Amortization expense was $1,007,022 and $908,676 for the years ended December 31, 2009 and 2008, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

8. Music and Audio Content  – (continued)

The estimated future amortization expense of music content as of December 31, 2009 is as follows:

For the Years Ending December 31:
2010	660,801
2011	660,801
2012	660,801
2013	580,754
2014	523,577
Thereafter	1,510,744
Total	$4,597,478

In accordance with the accounting standards for intangible assets under U.S. GAAP, the Company reviews music and audio content for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If music and audio content are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to music and audio content during the year ended December 31, 2009 or 2008.

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

9. Assumed Intangible Assets

Intangible assets consist of the following:

	Weighted Average Remaining Amortization Period (Years)	December 31, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	6.5	$700,000	$(131,250)	$568,750	$700,000	$(43,750)	$656,250
Corporate trade name	7.5	266,000	(44,333)	221,667	266,000	(14,778)	251,222
Total Intangible assets		$966,000	$(175,583)	$790,417	$966,000	$(58,528)	$907,472

Amortization expense was $117,055 and $58,528 for the years ended December 31, 2009 and 2008, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

9. Assumed Intangible Assets  – (continued)

The estimated future amortization expense of intangible assets as of December 31, 2009 is as follows:

For the Years Ending December 31:
2010	$117,056
2011	117,056
2012	117,056
2013	117,056
2014	117,056
Thereafter	205,137
Total	$790,417

In accordance with the accounting standards for intangible assets under U.S. GAAP, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to intangible assets during the year ended December 31, 2009 or 2008.

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

10. Goodwill

Changes in goodwill consist of the following:

	December 31,
	2009	2008
Balance, beginning of period	$26,463,900	$26,463,900
Impairment of goodwill	(14,113,522)	—
Balance, end of period	12,350,378	26,463,900

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
For the Years Ended December 31, 2009 and 2008

10. Goodwill  – (continued)

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

During 2008 and 2009, the global economy weakened, which, among other factors, has contributed to the Company’s weaker than expected performance and a decline in the Company’s overall market value. The price per share of the Company’s common stock continues to negatively diverge from the broader market in 2009. In addition, the digital media industry growth has slowed significantly during 2009 and there has been a continued illiquidity in the overall credit market.

During the third quarter ended September 30, 2009, the Company performed an interim impairment review in advance of its annual impairment review due to events and circumstances that would more likely than not reduce the fair value of the Company’s goodwill below their carrying amount. These events included: a reduction of the Company’s market capitalization for a sustained period of time, declining digital media industry growth during 2009, and the continued macroeconomic instability. In addition, the Company performed its annual impairment review related to goodwill for the year ended December 31, 2009.

To estimate the fair value of the business, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions and estimates for, among other things, forecasted revenues, gross profit margins, operating profit margins, growth rates and long-term discount rates, all of which require significant judgments by management. The market approach derives fair values by benchmarking metrics and transactions of companies that are comparable, including the Company’s own share price. The fair value of goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.

Accordingly, based on the impairment reviews performed related to goodwill, the Company recorded a non-cash impairment charge of $14,113,522 during the year ended December 31, 2009, to reduce the carrying value to an amount that is expected to be recoverable. As a result of the continued macroeconomic instability, the Company will continue to monitor its goodwill for possible future impairment. Based upon an annual impairment test performed as of December 31, 2009, no additional impairment was indicated. Based upon an annual impairment test performed as of December 31, 2008, no impairment was indicated.

11. Restructuring

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

All affected personnel were notified prior to September 30, 2009. The Company recorded a charge of $312,008 attributable to this initiative in the third quarter related to severance and related severance benefits. This charge resulted in $217,127 of cash expenditures in 2009 and the remaining $94,881 has been accrued at December 31, 2009 and will be paid in 2010.

12. Secured Revolving Credit Facility

On February 5, 2009, the Company together with certain of its subsidiaries entered into a $3 million secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (the “Bank”). The amount of such revolving credit arrangement is subject to increase to $4 million

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

12. Secured Revolving Credit Facility  – (continued)

under certain circumstances. Under the terms of the agreement, the Company may borrow, repay and reborrow, at any time, an aggregate amount that does not exceed 80% of its eligible accounts receivable. Outstanding advances made under the facility bear interest at a rate of prime plus 4% per annum, provided the minimum amount of interest shall not be less than 8% per annum and the maximum amount of interest shall not be greater than 10% per annum. The Company is required to pay a minimum quarterly interest of $20,000 whether or not there are any outstanding borrowings. As of December 31, 2009, the Company did not have any outstanding borrowings and therefore incurred $67,555 of interest expense for the year then ended. The Company’s line of credit is collateralized by its accounts receivable and inventory and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the Bank may declare that all amounts owing under the credit arrangement are due and payable. The revolving credit facility was originally scheduled to expire on February 4, 2010. On February 4, 2010, the Company renewed this facility through February 4, 2011. For additional information relating to the renewal of this facility, see Note 20. Each of the Company’s direct and indirect subsidiaries that is not a borrower with the Company under this revolving credit arrangement has guaranteed the obligations of the Company under that arrangement. The Company was in default under the credit agreement as a result of its failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009. The Company has obtained waivers from the Bank of such defaults in respect of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009. In the event that the Company is unable to meet its quarterly income/loss projections for future quarters, the Company will need to obtain additional waivers from the Bank. There can be no assurance that the Bank will grant future waivers to the Company.

13. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Preferred Stock of which 448,707 shares were issued and outstanding as of both December 31, 2009 and 2008. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at a rate of 3.33 common shares for each preferred share subject to adjustments for stock splits, combinations and distributions and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3.33 to 1) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis.

The Series A Preferred Stock is also entitled to a liquidation preference upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company at an amount equivalent to the greater of: (a) $55.70 (equivalent to $16.72 per share of common stock) per share plus any unpaid accrued dividends and (b) the per share amount that would be payable if the Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event plus unpaid accrued dividends. The holders of Series A Preferred Stock are entitled to vote on an as converted basis with the holders of common stock on general matters subject to stockholder vote. However, certain actions require the approval of the majority of the Series A Preferred Stock, voting as a single class. These actions include: (a) amendments to the articles of incorporation or bylaws of the Company, (b) changes in the authorized number of shares of Series A Preferred Stock, (c) authorization or designation of any new class of Series A Preferred Stock ranking superior to or on parity with the Series A Preferred Stock with respect to voting powers, preferences, dividends or other special rights,

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

13. Redeemable Preferred Stock  – (continued)

privileges, qualifications, or restrictions, (d) any reorganization, recapitalization, or reclassification of the Company’s capital stock, and (e) any redemption or repurchase of any securities of the Company.

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

14. Stockholders’ Equity

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

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of December 31, 2009 and 2008, respectively, there are 2,047,305 and 2,150,659 shares of common stock reserved for issuance upon the exercise of stock options and warrants and the conversion of the Company’s Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of its common stock at a exercise price of $36.56 per share. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. Following their adjustment in connection with the Merger, the awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of the Company’s common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of December 31, 2009 and 2008. The Company did not incur any compensation expense in 2009 and 2008 related to the deferred stock awards based upon the fair value of its common stock on the dates of grant as the awards were fully expensed in 2007.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan (the “Plan”), which amended the Company’s 2005 Stock Plan. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

14. Stockholders’ Equity  – (continued)

plan which established the number and terms of such grants. The Plan, as adopted by the stockholders, does not provide for annual stock option grants to non-employee directors. As of December 31, 2009 and 2008, respectively, there were 624,320 and 800,999 shares of common stock that have been issued or are reserved for issuance under the Plan.

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

For fiscal 2010, the shares available under the Plan will be increased by 400,000 shares. On the first day of each fiscal year thereafter, the shares available under the Plan will be increased by the lesser of (i) 250,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As of December 31, 2009 and 2008, respectively, total of 608,151 and 136,432 shares remained available for grant under the Plan.

As required by the accounting guidance for stock based compensation, the Company measures and recognizes compensation expense for all stock-based payments at fair value.

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. The following weighted-average assumptions were used in estimating the fair value of stock option awards for the year ended:

	December 31,
	2009	2008
Risk-free rate of return	1.87%	2.99%
Expected volatility	69.53%	56.74%
Expected life	4.49 years	4.62 years
Expected dividend yield	0.00%	0.00%
Exit rate post-vesting	19.9%	19.9%
Exit rate pre-vesting	15.9%	15.9%

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

A summary of stock option activity under the Plan for the year ended December 31, 2009 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of January 1, 2009	565,465	$6.11	8.12
Granted	30,000	2.47	6.33
Exercised	—	—	—
Forfeited or expired	(133,354)	5.35	—
Outstanding as of December 31, 2009	462,111	$6.09	7.11
Exercisable as of December 31, 2009	305,616	$6.55	7.41

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

14. Stockholders’ Equity  – (continued)

The following table summarizes information about options outstanding at December 31, 2009:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
	(In Years)
$2.47 – $5.00	68,333	5.73	$3.81	15,967	$4.78
$5.18 – $7.10	271,678	7.96	$5.38	198,119	$5.35
$7.44 – $29.25	122,100	6.01	$8.94	91,530	$9.45
Total	462,111	7.11	$6.09	305,616	$6.55

A summary of the status of the Company’s non-vested stock option payment awards as of December 31 and changes in the year then ended is as follows:

	2009		2008
Non-vested Awards	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Stock options non-vested, beginning of period	413,576	$1.17	150,327	$1.85
Stock options granted	30,000	$0.49	415,695	$1.00
Stock options vested	(176,266)	$1.23	(141,200)	$1.22
Stock options cancelled	—	—	—	—
Stock options forfeited	(110,815)	$1.03	(11,246)	$1.72
Stock options non-vested, end of period	156,495	$1.11	413,576	$1.17

A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the shares. The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and is charged to the statements of operations as non-cash compensation expense included in the personnel related expenses within the operating expenses. Restricted stock awards granted but unvested are forfeited upon termination of employment, unless otherwise agreed.

A summary of the status of the Company’s restricted stock payment awards as of December 31 and changes in the year then ended is as follows:

	2009		2008
Non-vested Awards	Awards	Weighted Average Grant Fair Value	Awards	Weighted Average Grant Fair Value
Restricted stock non-vested, beginning of period	188,034	$6.60	113,332	$7.33
Restricted stock granted	124,512	2.57	183,081	6.18
Restricted stock vested	(160,542)	4.97	(65,879)	6.68
Restricted stock forfeited	(17,295)	7.30	(42,500)	7.10
Restricted stock non-vested, end of period	134,709	$4.73	188,034	$6.60

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

14. Stockholders’ Equity  – (continued)

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

	2009		2008
Stock Appreciation Rights	Awards	Weighted Average Grant Fair Value	Awards	Weighted Average Grant Fair Value
Stock appreciation rights, beginning of period	47,500	$0.68	—	$—
Stock appreciation rights granted	—	—	47,500	0.68
Stock appreciation rights vested	—	—	—	—
Stock appreciation rights forfeited	(20,000)	0.26	—	—
Stock appreciation rights, end of period	27,500	$0.48	47,500	$0.68

At December 31, 2009 and 2008, the liability associated with the SARs recorded in accrued expenses approximated $6,098 and $2,700, respectively.

As of December 31, 2009 and 2008, the Company has $569,426 and $1,298,687, respectively, in unrecognized compensation cost related to stock options, restricted stocks, and stock appreciation rights granted under the Plan. The unrecognized cost at December 31, 2009 is expected to be recognized over a weighted average period of 1.21 years. The Company recognized compensation expense of $867,493 and $956,180 in 2009 and 2008 related to the issuance of stock options, restricted stocks, and stock appreciation rights under the Plan.

15. Employee Benefit Plans

The Company has a 401(k) profit-sharing plan that is a pretax defined contribution plan. Certain employees have elected to participate in the defined contribution plan. Under the plan, the Company is permitted, but not required, to make contributions based on a percentage of the employee elected contributions. The Company did not make any elective contributions to the plan for the years ended December 31, 2009 and 2008.

16. Geographic Information

The Company operates as one reportable segment, digital media content distribution. Property and equipment and employees outside of the United States of America are de minimus. Revenues by geographic region, based on the country in which the digital service provider (retail) customer is located for the years ended December 31, 2009 and 2008, are as follows:

	For the Years Ended December 31,
	2009	2008
U.S. sourced revenue	$43,540,061	$43,185,289
Non-U.S. sourced revenue	18,731,420	14,170,627
Total revenue	$62,271,481	$57,355,916

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

17. Related-Party Transactions

The amounts due to and from related parties are billed and paid on a regular basis.

Legal Costs — The Company has engaged several outside legal firms to represent its general business interests. One such firm employs a family member of one of the senior executives of Dimensional who also is a member of our board of directors. Amounts included in operating expenses in connection with the services performed by this legal firm were $105,577 and $478,143 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company incurred $178,354 of expense for the year ended December 31, 2008 for fees in connection with the services performed by this firm related to the transaction costs of the Merger and acquisition of assets of TVT Records. No such expenses were incurred for the year ended December 31, 2009.

Additionally in 2008, the Company engaged an employee of eMusic to perform legal services on behalf of the Company in connection with the acquisition of certain assets of TVT Records. The amounts paid for these services were $100,000 for the year ended December 31, 2008. This employee was engaged as a consultant and was paid $100,000 for the year ended December 31, 2009.

Distribution Services With eMusic — eMusic is an entity controlled by Dimensional, which provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. The Company entered into a new agreement effective January 1, 2009. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the internet through September 30, 2010. Pursuant to the agreement, the Company is entitled to better royalty terms if eMusic allows any other independent record label such better terms during the term of the agreement (a “Most Favored Nation” clause). Amounts included in revenues in connection with these services were $3,357,460 and $4,531,245 for the years ended December 31, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $719,201 and $1,012,658 at December 31, 2009 and December 31, 2008, respectively. In addition, one of the Company’s Directors has served as the interim CEO of eMusic since October 2008 and was formally appointed the CEO of eMusic on March 17, 2009.

The Company has distribution agreements with certain labels whereby it is not permitted to charge distribution fees to the label or artist for sales by eMusic. For the years ended December 31, 2009 and 2008, the Company recognized revenues of $304,543 and $759,379, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

Revenue Sharing Agreement With CGH Ventures, Inc — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, the Company is obligated to pay CGH Ventures, Inc. 80% of the net revenues earned by Orchard Management, Inc. Orchard Management, Inc. provides management services to a recording group. The Company recorded $36,034 and $31,933 for the years ended December 31, 2009 and 2008, respectively, as commission expense for CGH’s share of the net revenue earned under the management agreement. The commission expense was included in cost of revenues in the accompanying consolidated statements of operations.

Appointment of Interim Chief Executive Officer.  One of the Company’s Directors, who is also an executive of Dimensional, our majority stockholder and the Chief Executive Officer of eMusic, served as interim Chief Executive Officer of the Company in October 2009, for which he was paid $16,666.

Pending Transaction — Dimensional is the controlling stockholder of The Orchard Enterprises, Inc., owning approximately 53% of our voting common stock on a fully diluted basis as of December 31, 2009. On October 15, 2009, the Company received a letter from Dimensional in which Dimensional proposed entering into non-binding discussions with the Company regarding a potential transaction through which Dimensional would acquire all of the outstanding shares of common stock of the Company that are not currently owned by

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

17. Related-Party Transactions  – (continued)

Dimensional at a price of $1.68 per share. The Board of Directors formed a Special Committee comprised of independent and disinterested directors to review and evaluate Dimensional’s proposal. After preliminary discussions with representatives of the Special Committee, Dimensional revised its initial proposed price to $1.84 per share.

On March 15, 2010, the Company entered into a merger agreement with Dimensional and a wholly owned subsidiary of Dimensional, pursuant to which Dimensional’s subsidiary will be merged with and into the Company, with the Company continuing as the surviving company. Under the terms of the merger agreement, all of the outstanding shares of the Company’s common stock (other than shares held by Dimensional and its affiliates) would be converted into the right to receive $2.05 per share in cash and a contingent right to receive additional cash under certain circumstances up to six months following the merger. The Company hopes to close the merger by the end of September 2010, subject to the approval of the merger by our stockholders, including by holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), and the satisfaction or waiver of other customary closing conditions.

18. Income Taxes

At December 31, 2009 and 2008, the Company had approximately $29,300,000 and $26,700,000 of net operating loss carryforwards for U.S. federal, state and local income tax purposes that expire in the years 2020 through 2030. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards and valuation allowances have been established for any such benefits. The utilization of the Company’s net operating losses is subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation can result in the expiration of the net operating loss carryforwards before their utilization. The Company has determined that approximately $2,250,000 of federal net operating losses and $2,370,000 of state net operating losses have been impaired and will never be utilized.

At December 31, 2009 and 2008, Orchard EU, Limited, a wholly-owned subsidiary, had available approximately $1,680,000 and $492,800, respectively, of foreign net operating loss carryforwards with no expiration date.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

18. Income Taxes  – (continued)

The following is a summary of the Company’s tax provision (credit) for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009	2008
Current	$—	$—
Deferred	—	—
US federal, state and local	(3,045,000)	(299,200)
Foreign	(180,000)	(196,800)
Subtotal	(3,225,000)	(496,000)
Valuation allowance	(3,225,000)	496,000
Total deferred	—	—
Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets for U.S. federal, state and local income taxes as of December 31, 2009 and 2008 are as follows:

	For the Years Ended December 31,
	2009	2008
Net operating loss carryforwards	$14,166,000	$12,393,000
Net operating loss impairment	(1,035,000)	(1,035,000)
Merger related temporary differences from asset bases	7,233,000	6,275,000
Share-based compensation	1,209,000	979,000
Accrued expenses and allowances	1,955,000	1,503,000
Depreciation and other	(507,000)	(319,000)
Total deferred tax assets	23,021,000	19,796,000
Valuation allowance	(23,021,000)	(19,796,000)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $3,225,000 and decreased by $335,000, respectively, during the years ended December 31, 2009 and 2008.

The provision for income taxes using the statutory federal tax rate of 35% as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2009	2008
Tax benefit at statutory rate	(35)%	35%
State and local income taxes	(11)	11
Effect of goodwill impairment	33	—
Effect of permanent differences	(5)	6
Total	(18)	52
Change in valuation allowance	18	(52)
Effective income tax rate	0%	0%

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

19. Commitments and Contingencies

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

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision is seeking compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also seek statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision $400. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgment.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

19. Commitments and Contingencies  – (continued)

Lease Commitments — The Company has certain non-cancelable operating leases that expire over the next seven years. Future minimum payments for non-cancelable operating leases as of December 31, 2009 are as follows:

For the Years Ending December 31:
2010	624,648
2011	519,598
2012	496,142
2013	527,800
2014	546,000
Thereafter	728,000
$3,442,188

The Company’s current sublease for its principal office space in New York City expires April 2016. Total rent expense for office space charged to operations was $743,634 and $527,302 for the years ended December 31, 2009 and 2008, respectively.

Royalty Advances — The Company has contractually required royalty advance payments as of December 31, 2009 as follows:

For the Years Ending December 31:
2010	$5,845,268
2011	1,085,000
2012	45,000
2013	45,000
2014	45,000
Thereafter	90,000
Total	$7,155,268

20. Subsequent Events

On February 4, 2010, the Company entered into an amendment to the secured revolving line of credit facility which renewed the terms through February 4, 2011 with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. The terms of the renewal remain substantially similar to the terms of the original credit facility. For additional information related to the original credit facility, see Note 12. The amount of the revolving credit facility is $3 million. The Company may borrow, repay and reborrow under the revolving credit facility at any time an aggregate amount that does not exceed 80% of the Company’s eligible accounts receivables. Outstanding advances made under the facility bear interest at prime plus 4% per annum, provided that the minimum amount of interest shall not be less than 8% per annum and the maximum amount of interest shall not be greater than 10% per annum. The Company is required to pay minimum quarterly interest of $20,000. The Company’s line of credit is collateralized by its accounts receivable and inventory and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and cash projections). In addition, the renewal contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the Peninsula Bank may declare that all amounts owing under the renewal are due and payable. As of the date of this report, there is no amount outstanding under this revolving credit facility.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

20. Subsequent Events  – (continued)

On February 22, 2010, the Company announced that the interim CEO Bradley Navin has been appointed Chief Executive Officer and director of the Company. Mr. Navin was selected after the Chairman of the Board led a search committee to evaluate candidates and identify the Company’s new leader beginning in October 2009.

On March 15, 2010, the Company entered into a merger agreement with Dimensional and a wholly owned subsidiary of Dimensional, pursuant to which Dimensional’s subsidiary will be merged with and into the Company, with the Company continuing as the surviving company. Under the terms of the merger agreement, all of the outstanding shares of the Company’s common stock (other than shares held by Dimensional and its affiliates) would be converted into the right to receive $2.05 per share in cash and a contingent right to receive additional cash under certain circumstances up to six months following the merger. The Company hopes to close the merger by the end of September 2010, subject to the approval of the merger by our stockholders, including by the holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), and the satisfaction or waiver of other customary closing conditions.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)
4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Loan and Security Agreement dated as of February 5, 2009 between the Registrant, Digital Rights Agency, Inc., Orchard Enterprises NY, Inc. and Peninsula Bank Business Funding, a Division of The Private Bank of the Peninsula (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2009)
10.2	Amendment to Loan and Security Agreement entered into as of February 4, 2010 between Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula and The Orchard Enterprises, Inc., Digital Rights Agency, Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2010)
10.3	The Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2009)†
10.4	Non-Executive Directors Compensation Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.5	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit D of Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
10.6	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 4, 2006)†

Exhibit Number	Description of Exhibit
10.7	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128687) filed on September 29, 2005)
10.8	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)†
10.9	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.10	Form of Stock Option Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.11	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)†
10.12	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.13	Amended and Restated Employment Agreement dated February 28, 2008 between Bradleyley Navin and Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.14	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.15	Letter Agreement between Bradley Navin and Registrant dated October 28, 2009 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 30, 2009)†
10.16	Letter Agreement between Bradley Navin and Registrant dated February 18, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 22, 2010)†
10.17	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.18	Description of Danny Stein’s Compensation for his service as Interim Chief Executive Officer (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.19	Description of Michael Donahue’s Compensation for serving as Chairman of the Special Committee and Search Committee of the Board of Directors (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.20	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.21	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††

Exhibit Number	Description of Exhibit
10.22	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.23	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.24	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.25	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.26	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.27	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.28	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.29	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.30	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l and Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.31	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.) (collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.32	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††

Exhibit Number	Description of Exhibit
10.33	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.34	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.35	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
21.1	Schedule of Significant Subsidiaries*
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.