Form 10-K/A
period 2009-12-31
Orchard Enterprises, Inc.
filed 2010-04-30
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Accelerated Filer Non-accelerated Filer (Do not check if a smaller reporting company) Smaller Reporting Company

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

As of April 19, 2010, the registrant had 6,378,252 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE ORCHARD ENTERPRISES, INC.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2009 filed by The Orchard Enterprises, Inc. (the “Company”, “The Orchard”, “we”, “us” or “our”) with the Securities and Exchange Commission on March 25, 2010 (the “Original Report”) and is being filed for the purpose of providing information required by Part III, Item 10 through Item 14 of Form 10-K which the Company originally intended to incorporate by reference from the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which has been delayed. The reference on the cover of the Original Report to incorporation by reference of the Company’s proxy statement into Part III of the original Report is hereby amended to delete that reference.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in the Form 10-K/A. Accordingly, the Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. Updated certifications of our Chief Executive Officer and Chief Financial Officer have also been provided.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of seven (7) members. The term of all of our directors will expire at the next annual meeting of stockholders of the Company.

Our current board members are as follows:

Name	Age	Positions with the Company
David Altschul	63	Director
Viet Dinh	42	Director
Michael Donahue	51	Chairman of the Board and Director
Bradley Navin	39	Director and Chief Executive Officer
Nathan Peck	56	Director
Daniel Stein	40	Director
Joel Straka	42	Director

Biographical and other information concerning our directors is set forth below.

David Altschul has served as a member of our board since February 2006. Since January 2004, Mr. Altschul has been a partner in Altschul & Olin, LLP, a law firm, where his practice is primarily focused upon representing individuals and companies in the worldwide music industry. From January 2003 to December 2003, Mr. Altschul practiced law as a sole practitioner. From March 2002 to July 2002, Mr. Altschul served as an independent consultant to the Record Industry Association of America. From November 1980 to December 2001, Mr. Altschul was employed in various positions for Warner Bros. Records, including serving as General Counsel from 1986 to 1995 and as both Vice Chairman and General Counsel from 1995 to 2001. Mr. Altschul has a B.A. degree from Amherst College and a J.D. degree from Yale Law School. Mr. Altschul has over 30 years of work experience in, and knowledge of, the music industry, including many years as an executive with a major label. In addition, Mr. Altschul served on the Board of Digital Music Group, Inc. prior to the merger with The Orchard Enterprises, Inc. and provides valuable insight into the Company’s history and prior business practices and a level of continuity for management and the members of the board. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Viet Dinh has served as a member of our board since November 2007. Mr. Dinh has been a Professor of Law and Co-Director of Asian Law and Policy Studies at Georgetown University Law School since 1996. He served as Assistant Attorney General of the United States for Legal Policy from 2001 to 2003. Mr. Dinh specializes in constitutional law, corporations law, and the law and economics of development. Mr. Dinh is a founder and has been a principal at Bancroft Associates PLLC, a law and public policy consulting firm, since June 2003. He serves on the Board of Directors of News Corporation (NYSE: NWS), M&F Worldwide (NYSE: MFW) and two privately held ventures, Deerland Enzymes, Inc. and Bioptics, Inc. On September 16, 2008, Mr. Dinh was appointed by President George W. Bush to serve as a member of the Board of Directors of the Vietnam Education Foundation. Mr. Dinh has an A.B. degree in government and economics from Harvard College and a J.D. degree from Harvard Law School. Mr. Dinh’s experience on the board of directors of two other public companies, including as chair of a nominating and corporate governance committee and member of a compensation committee, along with his experience as a professor of law at Georgetown University Law School and Assistant Attorney General of the United States for Legal Policy provides him with extensive knowledge of a number of important areas, including leadership, executive compensation, compliance and governance. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Michael Donahue has served as a member of our board since November 2007 and became Chairman of the Board in June 2008. Since March 2005, Mr. Donahue has served as an independent advisor to firms in the information and technology industries. He served as executive chairman of Expensewatch.com from 2006 to

March 2007. In 2005, Mr. Donahue completed a twenty-year career with KPMG LLP, KPMG Consulting and BearingPoint. During his tenure with KPMG and its successors, he most recently served as Group Executive Vice President and Chief Operating Officer (2001 to 2005) and Managing Partner, Technology Solutions (1997 to 2001). He also served on the Board of Directors of KPMG LLP from 1998 to 2001. Mr. Donahue currently serves on the boards of directors of Air Products and Chemicals, Inc. (NYSE: APD) and GSI Commerce, Inc. (NASDAQ: GSIC). From 2000 to 2008, Mr. Donahue served on the Board of Directors of Arbinet, Inc. (NASDAQ: ARBX). Mr. Donahue has degrees in economics and history from the University of Pennsylvania. Mr. Donahue’s management experience and his experience in the technology services industry provides insight about the challenges we face due to rapidly changing IT capabilities. He also brings global perspective from his leadership positions and experience in international enterprises and transactions. His service on the boards of other public companies provides valuable insight on corporate governance. He also has mergers and acquisitions experience in the U.S. and globally. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Bradley Navin was elected as a member of our board in February 2010 in connection with his appointment as our Chief Executive Officer. From October 2009 to February 2010, Mr. Navin was our Interim Chief Executive officer. Prior to October 2009, he was Executive Vice President and General Manager of the Company since April 2008, and prior thereto was Vice President, Global Licensing & Sales of the Company since its acquisition of Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., or “Orchard NY”) in November 2007. Prior to November 2007, Mr. Navin was Vice President of Licensing & Operations for Orchard NY, which he joined in 2004. From 1999 to 2004, Mr. Navin was VP, Music & Programming at Digital Club Network, and the Executive Director of the New York Nightlife Association in 1999. Mr. Navin was an artist manager with Invasion Group management from 1997 to 1999. Prior to that, Mr. Navin worked for booking agency Artist & Audience Entertainment (1995 to 1997), where he was instrumental in helping to break new artists. Mr. Navin holds a B.A. degree from Loyola College in Maryland. As a result of Mr. Navin’s six years with us, as well as his service in senior positions of other companies in the music industry, he has extensive management and leadership experience and a deep knowledge of the music industry, the digital marketplace, as well as other complex operation issues that face digital distributors. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Nathan Peck has served as a member of our board since June 2008. Mr. Peck has been a Senior Lecturer at The Johnson Graduate School of Management, Cornell University since 2005. From 1999 to 2005, Mr. Peck served as Executive Vice President and Chief Administrative Officer of KPMG Consulting (subsequently BearingPoint). Mr. Peck served as the Financial Services Consulting Co-Practice Leader and Bank Consulting Practice Leader for KPMG Consulting from 1997 to 1999 and 1995 to 1997, respectively. From 1992 to 1995, Mr. Peck was Senior Vice President and Managing Director for Bankers Trust Company. Mr. Peck is an alumnus of McKinsey & Company, is a certified public accountant and earned M.B.A. and B.A. degrees from Cornell University. Mr. Peck has extensive experience in business, corporate finance, financial reporting and strategic planning through his positions at KPMG Consulting, Bankers Trust Company and McKinsey & Company, as well as his position as a Senior Lecturer at The Johnson Graduate School of Management. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Daniel C. Stein has served as a member of our board since November 2007. Mr. Stein serves as President of JDS Capital Management, Inc., an investment firm based in New York that invests in private and public debt and equity, and he has held this position since 2003. Mr. Stein served as our Interim Chief Executive Officer during the month of October 2009. In addition, Mr. Stein has served as chief executive officer of eMusic.com, one of our customers, since March 2009 and prior to that served as interim chief executive officer of eMusic.com from October 2008. Mr. Stein also serves as an executive officer and a director of Dimensional Associates, LLC (“Dimensional Associates”), the majority stockholder of the Company, and he was a director of Orchard NY from April 2003 until its acquisition by the Company in November 2007. From May 2001 through October 2002, Mr. Stein was the chief executive officer of TTR Technologies, a company that specialized in copy-protection technologies whose assets were sold to Macrovision (MVSN). From 2000 to 2001, Mr. Stein was President of Javu Technologies, which licenses software and services to corporations that store, manage, deliver or repurpose video assets. From 1999 to May 2000, Mr. Stein was president, chief operating officer and a director of the Wedding List Company, an Internet company with retail outlets specializing in the wedding gift and registry business. Mr. Stein has a B.S. degree from Cornell University. Mr. Stein’s experience working with a number of companies as a member of a private equity firm, as well as his experience in senior positions (including chief executive officer) in internet based companies gives him a wide range of experience in a number of industries, including the digital music industry, and a knowledge of the digital marketplace. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Joel Straka has served as a member of our board since June 2008. Mr. Straka has been analyzing investment opportunities for Essex Equity Capital Management, LLC since early 2010. From 2002 to 2008, Mr. Straka served as an investment banker at Goldman, Sachs & Co. covering consumer products and retail companies. From 1994 to 2000, Mr. Straka served as a corporate attorney with Cravath, Swaine & Moore. Mr. Straka received an M.B.A. degree from Columbia Business School, a J.D. degree from the University of Virginia School of Law and an A.B. degree from Harvard College. Mr. Straka’s experience as a corporate attorney and investment banker provides him with extensive knowledge of a number of important areas, including finance, valuation and risk assessment. These qualifications and experience were among the factors considered by our board in selecting him to serve as a director.

Board and Board Committees

Our board of directors conducts its business through its meetings and through meetings of certain committees of the board of directors. The Company is a “controlled company” under the applicable listing standards of the Nasdaq Global Market because more than 50% of the voting power is held by Dimensional Associates. A controlled company is not required to have a majority of its board of directors composed of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominating committee composed solely of independent directors, nor do the Nasdaq Global Market listing standards require a controlled company to certify adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from Nasdaq Global Market requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee composed solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors, who are independent as defined under the rules of both the SEC and the Nasdaq Global Market. The Nasdaq Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

We comply voluntarily with the listing standards of the Nasdaq Global Market that otherwise do not apply to controlled companies, except that our Executive, Nominating and Corporate Governance Committee is not composed entirely of independent directors.

Executive, Nominating and Corporate Governance Committee.  The Executive, Nominating and Corporate Governance Committee currently consists of Messrs. Stein (Chairman), Altschul, Dinh and Donahue. All such members, other than Mr. Stein, are independent directors under the applicable listing standards of the Nasdaq Global Market. The Executive, Nominating and Corporate Governance Committee is responsible for developing and recommending board member selection criteria, identifying and recruiting prospective board candidates, recommending nominees for election to the board, considering committee member qualifications, recommending corporate governance principles to the board, and providing oversight in the evaluation of the board and each committee. The Executive, Nominating and Corporate Governance Committee also considers nominees proposed by stockholders. It further is responsible for monitoring the progress and status of management’s efforts to acquire additional music catalogs and reviewing and approving the terms of all substantive content acquisition and long-term licensing contracts as well as reviewing and approving any new international expansion plans and proposed capital expenditures over a certain threshold. The Executive, Nominating and Corporate Governance Committee has a written charter, which is available on our website at www.theorchard.com/about/investor-relations by clicking on the link “Highlights” under the heading “Corporate Governance”.

Nominations.  Our Board believes that the Executive, Nominating and Corporate Governance Committee, a majority of the members of which are independent directors of the Company, can adequately identify appropriate candidates to the Board. The Executive, Nominating and Corporate Governance Committee considers properly submitted stockholder nominations for candidates for membership on the Board as described below under “Identifying and Evaluating Nominees for Directors.” Under our Bylaws, as amended, a stockholder seeking to propose a nominee for Board membership must deliver notice to our Secretary not less than sixty days (60) calendar days before the one year anniversary of the date on which we first mailed our proxy statement to stockholders in connection with the previous year’s annual meeting of stockholders. Notwithstanding the foregoing, if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date of the prior year’s meeting, a stockholder must deliver notice to our Secretary no later than the close of business on the later of thirty (30) calendar days in advance of the annual meeting and twenty (20) calendar days following the date on which public announcement of the date of the meeting is first made in order to have their nominee considered. The stockholder’s notice must set forth, as to each proposed nominee, the following: (a) the name, age, business address and residence address of such person; (b) the principal occupation or employment of such person; (c) the class and number of shares of the corporation that are beneficially owned by such person; (d) a description of all arrangements or understandings between the nominating stockholder and such nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder; and (e) any other information relating to such person that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected). In addition, the stockholder’s notice must set forth, as to such stockholder, (a) a brief description of the business desired to be brought before the meeting and reasons for conducting such business at the annual meeting; (b) the name and address, as they appear on our books, of the stockholder proposing such business; (c) the class and number of our shares that are beneficially owned by the stockholder; (d) any material interest of the stockholder in such business; and (e) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Exchange Act in the stockholder’s capacity as a proponent to a stockholder proposal. The presiding officer of the meeting may refuse to acknowledge any stockholder nomination not made in compliance with the foregoing procedure.

Director Qualifications.  While the Executive, Nominating and Corporate Governance Committee has not established formal procedures, specific minimum qualifications or a formal diversity policy for the evaluation of director candidates, the candidates for board membership should have the highest professional and personal ethics and values, and conduct themselves consistent with the Company’s Code of Business Conduct. Additionally, candidates and nominees must ultimately reflect a board that is composed of directors who (i) have broad, relevant and diverse experience, (ii) are predominantly independent, (iii) are of high integrity, (iv) have qualifications that will increase overall board effectiveness and (v) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members.

Identifying and Evaluating Nominees for Directors.  Typically, any new candidates for nomination to the board are suggested by existing directors or our executive officers, although candidates may also come to our attention through stockholders, professional search firms or other persons. The Executive, Nominating and Corporate Governance Committee of the board will carefully review the qualifications of any candidates who have been properly brought to its attention. Such a review may, in the Committee’s discretion, include a review solely of information provided to the Committee or it may also include discussion with persons familiar with the candidate, an interview with the candidate or other actions that the Committee deems proper. In the case of new director candidates, the questions of independence and financial expertise are important to determine what roles can be performed by the candidate, and the Executive, Nominating and Corporate Governance Committee determines whether the candidate will meet independence standards set forth in the SEC rules and regulations and the applicable listing standards of the Nasdaq Global Market, and the level of the candidate’s financial expertise. In the case of incumbent directors whose terms of service are set to expire, the Executive, Nominating and Corporate Governance Committee reviews such directors’ overall service to our Company during their terms, including attendance at meetings, level of participation, quality of performance, and whether the director continues to meet the independence standards set forth in the applicable SEC rules and regulations and the applicable listing standards of the Nasdaq Global Market. The Committee shall consider the suitability of each candidate, including the current members of the board, in light of the current size and composition of the board. In evaluating the qualifications of the candidates, the Committee considers many factors, including character, integrity, reputation, business judgment, independence, relevant business and industry expertise, diversity of experience, geographic location of the candidate, length of service and other criteria. The Committee evaluates such factors, among others, and does not assign any particular weighting or priority to any of these factors. Candidates properly recommended by stockholders are evaluated by the Executive, Nominating and Corporate Governance Committee using the same criteria as other candidates. Candidates are first screened by the Executive, Nominating and Corporate Governance Committee, and if approved by the Executive, Nominating and Corporate Governance Committee, they are then screened by other members of the board. The full board approves the final nomination(s) based on recommendations from the Executive, Nominating and Corporate Governance Committee. The Chairman of the Board, acting on behalf of the full board, will extend the formal invitation to become a nominee of the board. Qualified candidates for membership on the board will be considered without regard to race, color, religion, sex, national origin, age, medical condition or disability, sexual orientation, veteran status or any other characteristic protected by law.

Audit Committee.  The Audit Committee currently consists of Messrs. Peck (Chairman), Donahue and Straka. The Audit Committee is responsible for reviewing and monitoring our corporate accounting and financial reporting processes, the periodic public release of financial results and the periodic filing of financial reports with the SEC, and selecting the independent registered public accounting firm to audit our consolidated financial statements, including approving their compensation and monitoring their qualifications, independence and performance. Our board has determined that each member of the Audit Committee is “independent” under the applicable listing standards of the Nasdaq Global Market, and that Mr. Peck qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K promulgated by the SEC. Mr. Peck qualifies as an audit committee financial expert by virtue of his experience with KPMG Audit. In addition, Mr. Peck is a certified public accountant. The Audit Committee has a written charter, which is available on our website at www.theorchard.com/about/investor-relations by clicking on the link “Highlights” under the heading “Corporate Governance”.

Compensation Committee.  The Compensation Committee currently consists of Messrs. Dinh (Chairman) and Straka. Both members are independent directors under the applicable listing standards of the Nasdaq Global Market. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our Company’s executive officers and compensation for non-employee directors, as well as administering the Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan (the “Company Stock Plan”) and other incentive compensation and employee benefit plans of the Company. The Compensation Committee has a written charter, which is available on our website at www.theorchard.com/about/investor-relations by clicking on the link “Highlights” under the heading “Corporate Governance”.

Search Committee.  In connection with the resignation of Greg Scholl as President and Chief Executive Officer and as a member of the board of directors on September 25, 2009, the board formed a search committee to identify qualified candidates to serve as the Company’s chief executive officer and appointed Michael Donahue to head the committee. The other members of the search committee were Viet Dinh, Nathan Peck, Daniel Stein and Joel Straka. On February 17, 2010, the board elected Bradley Navin as Chief Executive Officer and a director of The Orchard effective February 18, 2010. Mr. Navin’s election was unanimously recommended by the search committee and the committee was dissolved.

Special Committee.  On October 19, 2009, the board formed a special committee of independent and disinterested directors to review and evaluate a proposal by Dimensional Associates to enter into non-binding discussions with the Company regarding a potential transaction through which Dimensional would acquire all of the outstanding shares of common stock of the Company not currently owned by Dimensional.

Executive Officers

The following sets forth certain information regarding our executive officers.

Name	Age	Position(s)
Bradley Navin	39	Chief Executive Officer
Nathan Fong	46	Executive Vice President and Chief Financial Officer
Steven Haase	35	Executive Vice President, Business Development
Alexis H. Shapiro	42	Senior Vice President, General Counsel and Secretary

To our knowledge, there are no family relationships between any of our directors and executive officers.

The following is a summary of the background and business experience of our executive officers other than Mr. Navin (whose background and business experience is described in connection with his status as a director):

Nathan Fong joined The Orchard as Chief Financial Officer in February 2008 and was designated Executive Vice President and Chief Financial Officer in April 2008. From 2007 until he joined The Orchard in February 2008, Mr. Fong served as Chief Financial Officer for In-Demand Networks. From 2004 – 2007, he served as Chief Financial Officer, Rodale International, Rodale, Inc. From 2003 – 2004, Mr. Fong was Senior Vice President, Chief Financial Officer for Discovery Networks International, Discovery Communications, Inc. From 1997 – 2003, Mr. Fong served as Regional Vice President, Asia Pacific and later Divisional Vice President of Finance and Administration for Twentieth Century Fox International. Mr. Fong has a B.A. degree in accounting from Michigan State University and an M.B.A. degree from the University of Rochester and is a certified public accountant.

Steve Haase has been Executive Vice President, Business Development of the Company since January 2009, was Senior Vice President, Business Development of the Company from April 2008 to December 2008, and prior thereto was Vice President of Business Development of the Company since its acquisition of Orchard NY in November 2007. Mr. Haase is responsible for the Company’s digital music and video service sales relationships worldwide. Prior to that, Mr. Haase was Vice President of Business Development of Orchard NY from April 2003. From 1997 until April 2003, he served as General Manager of Orchard NY overseeing virtually all departments, including content management, distribution, artist and label relations, operations and technology. From June until November 1997, Mr. Haase served as Head of A&R at Sol 3 Records, where he worked with emerging artists distributed by BMG and Warner Bros. Mr. Haase serves as a member of the Advisory Board of Music Intelligence Solutions. Mr. Haase holds a B.A. degree from Catholic University in Washington, D.C.

Alexis H. Shapiro has been Senior Vice President, General Counsel and Secretary of the Company since February 2009. Ms. Shapiro was previously Senior Counsel of the Company from May 2008 to February 2009. Prior to joining the Company, Ms. Shapiro was with the law firm of Pryor Cashman LLP since April 2000. Ms. Shapiro holds a B.A. degree from Smith College and a J.D. degree from Boston College Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. To our knowledge, based solely upon our review of such forms or certain written representations from such reporting persons, we believe that in 2009 all of our executive officers, directors and greater than 10% beneficial owners were in compliance with all applicable filing requirements, other than Daniel Pifer, formerly our Executive Vice President, Operations and Technology, who filed one Form 4 late relating to one transaction (which was an exempt disposition of shares to cover taxes).

Code of Business Conduct

Our Company is committed to maintaining the highest standards of business conduct and ethics. We have adopted a Code of Business Conduct for our directors, officers and other employees. The Code of Business

Conduct reflects our values and the business practices and principles of behavior that support this commitment. The Code of Business Conduct is available on our website at www.theorchard.com/about/investor-relations by clicking on the link “Highlights” under the heading “Corporate Governance”. We will post any amendment to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC or Nasdaq, on our website.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of our “named executive officers” for the year ended December 31, 2009. Our named executive officers include our Chief Executive Officer, any other person who served as our principal executive officer at any time during 2009, our other two most highly compensated executive officers who were serving as such on December 31, 2009 and other individuals who would have been included as one of the two most highly compensated executive officers if they had been an executive officer on December 31, 2009.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total Compensation ($)
Bradley Navin(4) Chief Executive Officer	2009	203,748	—	—	—	—	203,748
	2008	160,000	18,333	118,336	11,606	22,917	331,191
Nathan Fong(5) Executive Vice President and Chief Financial Officer	2009	236,250	—	—	—	—	236,250
	2008	187,755	25,000	206,331	67,636	31,250	517,972

Steve Haase Executive Vice President, Business Development	2009	162,750	—	—	—	—	162,750

Greg Scholl(6) Former President and Chief Executive Officer	2009	240,627	—	—	—	—	240,627
	2008	275,000	50,000	—	113,813	62,500	501,313

Daniel Stein(7) Former Interim Chief Executive Officer	2009	16,666	—	—	—	—	16,666

Daniel Pifer(8) Former Executive Vice President, Operations and Technology	2009	161,000	—	—	—	—	161,000
	2008	160,000	18,333	118,336	11,606	22,917	331,191

(1)	Represents the aggregate grant date fair value of the restricted stock grants made to named executive officers, under the Company Stock Plan, computed in accordance with ASC Topic 718. There were no restricted shares granted for the named executive officers during fiscal year 2009. For additional information on the valuation assumptions used to estimate the fair value of the stock awards, refer to Note 3 and Note 14 to our consolidated financial statements in our Annual Report on Form 10 K for the year ended December 31, 2009. This amount represents the grant date fair value of the restricted stock grants and may not correspond to the actual value that may be recognized by the named executive officer.
(2)	Represents the aggregate grant date fair value of the stock options made to named executive officers, under the Company Stock Plan, computed in accordance with ASC Topic 718. There were no stock options granted for named executive officers during fiscal year 2009. For information on the valuation assumptions used to estimate the fair value of the stock option grants, refer to Note 3 and Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. This amount represents the Company’s accounting expense for the stock option grants and may not correspond to the actual value that may be recognized by the named executive officer.
(3)	Represents cash awards under the Management Incentive Bonus Plan. No awards were made under the Management Incentive Bonus Plan in 2009.

(4)	Mr. Navin served as Interim Chief Executive Officer from October 28, 2009 until his appointment as Chief Executive Officer on February 18, 2010. Prior to his appointment as Interim Chief Executive Officer, Mr. Navin served as Executive Vice President and General Manager of the Company.
(5)	Mr. Fong joined the Company in February 2008.
(6)	Mr. Scholl resigned as the Company’s Chief Executive Officer effective November 1, 2009.
(7)	Mr. Stein served as Interim Chief Executive Officer from October 1, 2009 to October 27, 2009.
(8)	Mr. Pifer resigned from his position on December 15, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers at December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market of Shares or Units of Stock That Have Not Vested ($)(1)
Bradley Navin Chief Executive Officer	2,914	2,086	7.10	02/28/2015	10,835	17,769
	3,330	1,670	7.44	11/13/2014
Nathan Fong Executive Vice President and Chief Financial Officer	19,442	13,891	6.19	02/20/2015	13,891	22,781
Steve Haase Executive Vice President, Business Development	2,498	2,502	4.96	04/20/2015	8,891	14,581
	3,330	1,670	7.44	11/13/2014

Greg Scholl Former President and Chief Executive Officer	33,333	—	7.44	11/13/2014	—	—
	57,691	—	5.18	06/06/2018	—	—

Daniel Stein(2) Former Interim Chief Executive Officer	19,193	9,597	5.21	06/04/2018	12,926	21,199
Daniel Pifer Former Executive Vice President, Operations and Technology	2,914	—	7.10	02/28/2015	—	—
	3,330	—	7.44	11/13/2014	—	—

(1)	Based on the closing price of our common stock on December 31, 2009, the last day of fiscal 2009, of $1.64 per share.
(2)	All equity awards to Mr. Stein were granted in connection with his position on our board of directors.

Employment Agreements and Post-Termination Payments

We have entered into employment agreements with our current executive officers, including Messrs. Navin, Fong, and Haase. Each agreement has a term of three years, unless earlier terminated by us without cause (as defined in the agreements) upon 30 days written notice or for cause (as defined in the agreements) upon 10 days written notice, unless cured by the executive where applicable. In addition, each executive may terminate the agreement upon written notice for good reason (as defined in the agreements) or no reason, as defined in the agreements. These agreements provide that if the executive’s employment is terminated by us for cause or voluntarily by the executive, such executive will be entitled to receive compensation and benefits through the date of termination, except that there will be no proration of any potential annual incentive bonus for the fiscal year in which termination occurs. In addition, these agreements provide that if the agreement is terminated by us without cause or by the executive for good reason, the executive will be entitled to receive compensation and benefits through the remaining term of the agreement or for a period of six months following the date of termination, whichever is shorter, and the executive shall be entitled to a pro rata portion of the annual incentive bonus otherwise due the executive for the fiscal year in which termination occurs.

As part of our employment agreement with Mr. Navin, he received 11,667 restricted shares of our common stock as well as the option to purchase 5,000 shares of our common stock, pursuant to the terms and conditions of the Company Stock Plan. As part of our employment agreement with Mr. Fong, he received 33,333 restricted shares of our common stock as well as the option to purchase 33,333 shares of common stock, pursuant to the terms and conditions of the Company Stock Plan. As part of our employment agreement with Mr. Haase, he received 10,000 restricted shares of our common stock as well as the option to purchase 5,000 shares of our common stock, pursuant to the terms and conditions of the Company Stock Plan. For each of these executives, the stock options and shares of restricted common stock granted are to vest 33.3% after the first twelve months and then quarterly in eight equal installments thereafter. In the event that the executive’s employment is terminated by us without cause or by the executive for good reason, the vesting of the foregoing awards will be accelerated by six months. The stock options will expire seven years after the effective date of the agreement.

Each employment agreement includes provisions that prohibit the executives from disclosing our confidential information and trade secrets, assigns all intellectual property developed by the executives in the course of their employment to us and prohibits the executives from competing with us or soliciting our employees during the term of the employment agreement and for a period ranging from six months to one year following termination of employment as specified in each executive’s agreement.

Each employment agreement also provides that each executive will be eligible to earn an incentive bonus on an annual basis payable as determined by the Management Incentive Bonus Plan. The Compensation Committee determines the targets, milestones, performance objectives and measurement criteria to be met each fiscal year and approves the payment of specific cash bonuses after the end of each fiscal year based upon the objective calculations and discretionary judgments called for in the bonus plan. In 2009, no bonuses were granted under the Management Incentive Bonus Plan.

In addition, to the grants made to the executive officers in connection with their employment agreements, in 2008 the following grants were made:

On February 28, 2008, Mr. Navin received an additional grant of 16,667 restricted shares of our common stock as well as a stock option to purchase 5,000 shares of our common stock pursuant to the terms and conditions of the Company Stock Plan. The options and restricted shares of our common stock vest over a three year period and become exercisable or earned as to one-third of the shares on February 28, 2009, with quarterly vesting thereafter for a period of 24 months, subject to acceleration or termination in certain circumstances. The stock options will expire seven years after the grant date.

On April 18, 2008, Mr. Haase received an additional grant of 10,000 restricted shares of our common stock as well as a stock option to purchase 5,000 shares of our common stock, pursuant to the terms and conditions of the Company Stock Plan. The options and restricted shares of our common stock vest over a three year period and become exercisable or receivable as to one-third of the shares on February 28, 2009, with quarterly vesting thereafter for a period of 24 months, subject to acceleration or termination in certain circumstances. The stock options will expire seven years after the grant date.

No awards were granted under the Company Stock Plan in 2009.

All grants made to the executive officers will vest immediately upon a change of control. Pursuant to the Company Stock Plan, a change of control means an event or the last of a series of related events by which:

(a)	any person directly or indirectly acquires or otherwise becomes entitled to vote stock having a 51% or more of the voting power in elections for directors;
(b)	the Company merges or consolidates with another corporation, and holders of outstanding shares of the our common stock immediately prior to the merger or consolidation do not own stock in the surviving entity having more than 50% of the voting power in elections for directors; or
(c)	the Company sells all or a substantial portion of its consolidated assets and the Company does not own stock in the purchaser having more than 50% of the voting power in elections for directors.

The proposed merger with Dimensional Associates would not trigger a change of control event as defined in the Company Stock Plan. However, under the terms of the Agreement and Plan of Merger dated as of

March 15, 2010, as amended, between the Company, Dimensional Associates and Merger Sub, all grants made under the Company Stock Plan vest immediately at the effective time.

Directors’ Compensation

On March 13, 2009, the Compensation Committee recommended, and our Board adopted a revised Non-Executive Directors’ Compensation Program (the “2009 DCP”), effective June 2, 2009, upon stockholder approval of the proposed amendments to the Company Stock Plan. Under the 2009 DCP each director who was not also an employee was entitled to receive a fee of $40,000 per year, with an additional annual fee of $3,000 payable to each committee chairman. The directors do not receive any separate fees for attendance at board or committee meetings. Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or the committees thereof, and for other expenses reasonably incurred in their capacity as directors.

In addition, under the 2009 DCP, each non-employee director received a restricted stock award for a number of shares of common stock having a value of $50,000 based on the closing price of our common stock on the date of grant, with the initial grant on June 2, 2009 vesting one-half on the date of grant and one-half on the subsequent annual meeting date (provided that such director continues to serve until the time of such future annual meetings). The Chairman of the Board also received an additional restricted stock award with a grant date value of $20,000 determined on the same basis and vesting in the same manner. These grants to non-employee directors were made pursuant to the terms of the Company Stock Plan.

Prior to the adoption of the 2009 DCP, each director who was not also an employee was compensated in the same amount and manner as set forth in the 2009 DCP, except that each director who was not also an employee received a grant of options on June 4, 2008 to purchase a number of shares of common stock equal to $50,000 divided by an amount equal to one-third of the closing price of our common stock on the grant date. This division by one-third was intended to approximate the share-based compensation expense attributable to such options under the Trinomial Lattice Method, which we use for accounting purposes under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation Stock Compensation (“ASC Topic 718”) (formerly Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”)). These options had an exercise price per share equal to the closing price of our common stock on the date of grant and a term of 10 years, with the initial grant on June 4, 2008 vesting one-third on the date of grant and one-third on each of the subsequent two annual meeting dates (provided that such director continues to serve until the time of such future annual meetings). These grants to non-employee directors were made pursuant to the terms of the Company Stock Plan.

In addition, in 2009 the board approved additional payments of $80,000 to Mr. Donahue for his service as chairman of both the search committee and the special committee, as well as an additional payment of $15,000 for each of David Altschul, Viet Dinh, Nathan Peck and Joel Straka for their service on the special committee.

The following table summarizes compensation paid to those who served as non-employee directors during any portion of the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Total Compensation ($)
David Altschul	55,000		50,000	105,000
Viet Dinh	58,000		50,000	108,000
Michael Donahue	123,000		70,000	193,000
Nathan Peck	58,000		50,000	108,000
Daniel Stein	43,000	(2)	50,000	93,000	(2)
Joel Straka	55,000		50,000	105,000

(1)	Represents the aggregate grant date fair value of the restricted stock grants to non-employee directors in 2009, under the Company Stock Plan, computed in accordance with ASC Topic 718 (formerly SFAS No. 123R). The estimated fair value of the restricted stock was calculated based on the closing price of our common stock on the date of grant. For additional information on the valuation assumptions used to estimate the fair value of the stock awards, refer to Note 3 and Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. This amount represents the grant date fair value of the restricted stock grants and may not correspond to the actual value that may be recognized by each director.
(2)	This amount does not include $16,666 earned by Mr. Stein in connection with his service as Interim Chief Executive Officer of the Company. Mr. Stein’s compensation for his role as an executive officer of the Company is disclosed above in the summary compensation table for our named executive officers.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 19, 2010 by (i) each person that we know is the beneficial owner of more than 5% of our common stock, (ii) each director and nominee for director, (iii) each of the named executive officers named in the “Summary Compensation Table” above, and (iv) all named executive officers and directors as a group. We have relied exclusively upon information provided to us by our directors and named executive officers and copies of documents sent to us that have been filed with the SEC by others for purposes of determining the number of shares each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes those persons who have voting or dispositive power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of our common stock beneficially owned by them. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of (i) the 6,378,252 shares of common stock outstanding on April 19, 2010, (ii) the shares of common stock into which the shares of the Company’s Series A Preferred Stock held by such individual or group outstanding on April 19, 2010 were convertible, and (iii) the number of shares of common stock that such person or group had the right to acquire on or within 60 days after April 19, 2010. The address for each stockholder listed in the table below is c/o The Orchard Enterprises, Inc., 23 East 4th Street, 3rd Floor, New York, New York 10003, unless otherwise specified.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding
Dimensional Associates, LLC(2)	4,199,002	53.4%
Daniel Stein(3)	4,256,843	53.7
David Altschul(4)	67,841	1.1
Viet Dinh(5)	61,841	*
Michael Donahue(6)	73,461	1.2
Nathan Peck(7)	57,841	*
Joel Straka(7)	57,841	*
Nathan Fong(8)	60,227	*
Bradley Navin(9)	36,241	*
Steve Haase(10)	58,605	*
Greg Scholl(11)	164,017	2.6
Daniel Pifer(12)	18,226	*
All current directors and executive officers as a group (10 persons)	4,730,741	58.4%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	To our knowledge, except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
(2)	Includes 2,709,276 shares of common stock and 446,918 shares of Series A convertible preferred stock (which are convertible into 1,489,726 shares of common stock) owned by Dimensional Associates. JDS Capital, L.P. holds a majority membership interest in and is the manager of Dimensional Associates. JDS Capital Management, LLC is the general partner of JDS Capital, L.P. Joseph D. Samberg has a direct minority membership interest in Dimensional Associates and is managing member of JDS Capital

Management, LLC. The address of the principal business and office of Dimensional Associates, JDS Capital, L.P., JDS Capital Management, LLC and Joseph D. Samberg is 1091 Boston Post Road, Rye, New York 10580.
(3)	Includes (i) 2,709,276 shares of common stock and 446,918 shares of Series A convertible preferred stock (which are convertible into 1,489,726 shares of common stock) owned by Dimensional Associates, of which Mr. Stein is a director; (ii) 29,051 shares of common stock, of which 12,928 shares are scheduled to vest on the date of the annual meeting; and (iii) 28,790 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010, of which 9,597 are scheduled to vest at the annual meeting.
(4)	Includes 29,051 shares of common stock and 38,790 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010, of which 9,597 are scheduled to vest at the annual meeting.
(5)	Includes 29,051 shares of common stock and 32,790 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010, of which 9,597 are scheduled to vest at the annual meeting.
(6)	Includes 40,671 shares of common stock and 32,790 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010, of which 9,597 are scheduled to vest at the annual meeting.
(7)	Includes 29,051 shares of common stock and 28,790 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010, of which 9,597 are scheduled to vest at the annual meeting.
(8)	Includes 35,233 shares of common stock and 24,994 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010.
(9)	Includes 28,333 shares of common stock and 7,908 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010.
(10)	Includes 51,113 shares of common stock and 7,492 shares of common stock issuable upon exercise of stock options that are exercisable on or within 60 days of April 19, 2010.
(11)	Includes 159,794 shares of common stock (of which 5,000 shares are held by his wife) and 1,267 shares of Series A convertible preferred stock (which are convertible into 4,223 shares of common stock). Mr. Scholl resigned as the Company’s Chief Executive Officer effective November 1, 2009.
(12)	Mr. Pifer resigned from his position as Executive Vice President, Operations and Technology on December 15, 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, namely the Company Stock Plan, and the number of shares available for future issuance.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	489,611	5.96	608,151	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	489,611	5.96	608,151	(1)

(1)	The Company Stock Plan provides for future annual increases in the number of shares available for issuance of 400,000 shares for 2010 and on the first day of each fiscal year thereafter in an amount equal to the lesser of:
•	250,000 shares;

•	5% of the number of shares of our common stock outstanding on that day; or
•	such other lesser amount as our board of directors may determine.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dimensional Associates is our controlling stockholder, owning approximately 54% of our voting common stock on a fully diluted basis as of April 19, 2010. From time to time, we have amounts due to and receivables from companies under common ownership with Dimensional Associates. These amounts are billed and paid on a regular basis in the ordinary course of our business. Our relationships with these related parties include the following:

•	Legal Costs — One firm engaged by us to represent our general business interests employs a family member of one of our directors, Daniel Stein. Amounts included in operating expenses in connection with the services performed by this firm were $105,577 and $478,143 for the year ended December 31, 2009 and 2008, respectively. In addition, we incurred $178,354 of expense for the year ended December 31, 2008 for fees in connection with the services performed by this firm related to the transaction costs of The Orchard’s (formerly known as Digital Music Group, Inc. or “DMGI”) business combination with Orchard NY through a merger of a subsidiary of DMGI with and into Orchard NY and the acquisition of assets of TVT Records. No such expenses were incurred for the year ended December 31, 2009.
•	Distribution Services with eMusic — eMusic (an entity controlled by Dimensional Associates) provides digital music distribution services to our company under a Digital Music Wholesale Agreement, dated January 1, 2004, as amended on March 12, 2007. We entered into a new agreement effective January 1, 2009. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the internet through September 30, 2010. Under the agreement, we have a “most favored nation” clause, which provides that we are entitled to better royalty terms if eMusic allows any other independent record label such better terms. Amounts included in revenues in connection with these services were $3,357,460 and $4,531,245 for the years ended December 31, 2009 and 2008, respectively. Amounts included in accounts receivable in connection with these services were $719,201 and $1,012,658 at December 31, 2009 and December 31, 2008, respectively. In addition, Daniel Stein, one of our directors, served as the interim CEO of eMusic since October 2008 and on March 17, 2009 was formally appointed the CEO of eMusic.
•	Appointment of Interim Chief Executive Officer — One of our Company’s directors, who is also an executive officer and a director of Dimensional Associates and the Chief Executive Officer of eMusic, served as interim Chief Executive Officer of our Company in October 2009, for which he was paid $16,666.

We have distribution agreements with certain labels whereby it is not permitted to charge distribution fees to the label or artist for sales by eMusic. For the years ended December 31, 2009 and 2008, we recognized revenues of $304,543 and $759,379, respectively, from eMusic relating to such agreements. These amounts were recorded in revenues with an equal amount recorded in cost of revenues.

•	Revenue Sharing Agreement with CGH Ventures, Inc. — During 2003, Orchard Management, Inc., a wholly-owned subsidiary of the Company, entered into a revenue sharing agreement with CGH Ventures, Inc., an entity owned by two of the former stockholders of Orchard NY. Pursuant to this agreement, we are obligated to pay CGH Ventures 80% of the net revenues earned by Orchard Management. Orchard Management provides management services to a recording group. We recorded $36,034 and $31,933 for the years ended December 31, 2009 and 2008, respectively, as commission expense for CGH Venture’s share of the net revenue earned under the management agreement. In April 2010, we amended this agreement to provide that CGH Ventures will receive 100% of the net revenues earned by Orchard Management until such time as Orchard Management earned $500,000 of net revenues, after which time we will receive 80% of any further net revenues earned by Orchard Management. In addition, CGH Ventures agreed to take over all of the back office responsibilities related to Orchard Management. The commission expense is included in cost of revenues in the accompanying consolidated statements of operations.
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for audit, audit-related, tax and other services rendered by Marcum LLP, our independent registered public accounting firm, for the years ended December 31, 2008 and 2009:

Service Category	2008(a)	2009(b)
Audit Fees	$376,734	$390,247
Audit-Related Fees	315,000	—
Tax Fees	—	—
All Other Fees	21,075	—
Total	$712,809	$390,247

(a)	Of the $712,809, $279,084 was paid in 2009.
(b)	Of the $390,247, $203,865 was paid in 2010.

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s interim financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “Tax Fees” are fees for tax compliance, tax advice and tax planning. For 2008 and 2009, “All Other Fees” represented fees related to the review of the Company’s compliance with the Sarbanes-Oxley Act.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

To help ensure the independence of the independent registered public accounting firm, our Audit Committee has adopted a policy requiring the Audit Committee’s pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. The Audit Committee has reviewed all services provided by Marcum LLP, and has concluded that the provision of such services was compatible with maintaining Marcum LLP’s independence in conducting its auditing functions.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(3) Exhibits

Exhibit Number	Description of Exhibit
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)

3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)
4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Loan and Security Agreement dated as of February 5, 2009 between the Registrant, Digital Rights Agency, Inc., Orchard Enterprises NY, Inc. and Peninsula Bank Business Funding, a Division of The Private Bank of the Peninsula (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2009)
10.2	Amendment to Loan and Security Agreement entered into as of February 4, 2010 between Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula and The Orchard Enterprises, Inc., Digital Rights Agency, Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2010)
10.3	The Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2009)†
10.4	Non-Executive Directors Compensation Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†

Exhibit Number	Description of Exhibit
10.5	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit D of Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
10.6	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 4, 2006)†
10.7	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128687) filed on September 29, 2005)
10.8	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)†
10.9	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.10	Form of Stock Option Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.11	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)†
10.12	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.13	Amended and Restated Employment Agreement dated February 28, 2008 between Bradleyley Navin and Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.14	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.15	Letter Agreement between Bradley Navin and Registrant dated October 28, 2009 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 30, 2009)†
10.16	Letter Agreement between Bradley Navin and Registrant dated February 18, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 22, 2010)†
10.17	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.18	Description of Danny Stein’s Compensation for his service as Interim Chief Executive Officer (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.19	Description of Michael Donahue’s Compensation for serving as Chairman of the Special Committee and Search Committee of the Board of Directors (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†

Exhibit Number	Description of Exhibit
10.20	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.21	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.22	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.23	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.24	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.25	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.26	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.27	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.28	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.29	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.30	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l and Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††

Exhibit Number	Description of Exhibit
10.31	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.) (collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.32	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.33	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.34	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.35	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
21.1	Schedule of Significant Subsidiaries
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney authorizing certain persons to sign the Annual Report on Form 10-K for the year ended December 31, 2009 on behalf of certain directors and officers of the Registrant (included on the signature page of the Annual Report on Form 10-K filed on March 25, 2010)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: April 30, 2010	By: /s/ Bradley Navin Bradley Navin Chief Executive Officer
By: /s/ Nathan Fong Nathan Fong Chief Financial Officer

Exhibit Number	Description of Exhibit
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of October 5, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
2.2	Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of November 7, 2007, by and among the Registrant, DMGI New York, Inc. and Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2007)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 27, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation dated November 13, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
3.4	Certificate of Ownership and Merger dated February 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2008)
3.5	Second Amended and Restated Bylaws of the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)
4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)
4.2	Form of Warrant to Purchase Registrant’s common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006)
10.1	Loan and Security Agreement dated as of February 5, 2009 between the Registrant, Digital Rights Agency, Inc., Orchard Enterprises NY, Inc. and Peninsula Bank Business Funding, a Division of The Private Bank of the Peninsula (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2009)
10.2	Amendment to Loan and Security Agreement entered into as of February 4, 2010 between Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula and The Orchard Enterprises, Inc., Digital Rights Agency, Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2010)
10.3	The Amended and Restated Orchard Enterprises, Inc. 2008 Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2009)†
10.4	Non-Executive Directors Compensation Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.5	Registration Rights Agreement, dated as of November 13, 2007 among the Registrant and certain stockholders of Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit D of Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 10, 2007)
10.6	Form of Indemnification Agreement by and between Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-128687) filed on January 4, 2006)†

Exhibit Number	Description of Exhibit
10.7	Second Amended and Restated Stockholders Agreement dated September 8, 2005 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128687) filed on September 29, 2005)
10.8	Registrant’s Management Incentive Bonus Plan for the Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2007)†
10.9	Form of Restricted Stock Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.10	Form of Stock Option Grant Agreement under the 2008 Stock Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)†
10.11	Amended and Restated Employment Agreement dated October 5, 2007 between Greg Scholl and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 16, 2007)†
10.12	Amended and Restated Employment Agreement dated June 9, 2008 between Nathan Fong and Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008)†
10.13	Amended and Restated Employment Agreement dated February 28, 2008 between Bradleyley Navin and Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.14	Amended and Restated Employment Agreement dated February 28, 2008 between Daniel Pifer and Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.15	Letter Agreement between Bradley Navin and Registrant dated October 28, 2009 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 30, 2009)†
10.16	Letter Agreement between Bradley Navin and Registrant dated February 18, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 22, 2010)†
10.17	Employment Agreement dated February 1, 2007 between Stanley Schneider and The Orchard Enterprises NY, Inc. (formerly named The Orchard Enterprises Inc.) (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)†
10.18	Description of Danny Stein’s Compensation for his service as Interim Chief Executive Officer (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.19	Description of Michael Donahue’s Compensation for serving as Chairman of the Special Committee and Search Committee of the Board of Directors (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009)†
10.20	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.21	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††

Exhibit Number	Description of Exhibit
10.22	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.23	Amended and Restated Digital Music Download Sales Agreement, effective as of October 16, 2007, between iTunes S.à.r.l. and Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.24	Amended and Restated Digital Music Download Sales Agreement, effective as of October 12, 2007, between Apple Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.25	Amended and Restated Digital Music Download Sales Agreement, effective as of October 14, 2007, between iTunes S.à.r.l. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.26	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between Apple Inc. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.27	Amended and Restated Digital Music Download Sales Agreement, effective as of October 13, 2007, between iTunes S.à.r.l. and Digital Rights Agency, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008)††
10.28	Asset Purchase Agreement by and among The Orchard Enterprises, Inc., and TeeVee Toons, Inc. d/b/a TVT Records, Debtor and Debtor in Possession dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.29	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between Apple Inc. and Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.30	Amended and Restated Digital Music Download Sales Agreement effective as of August 6, 2008 by and between iTunes S.à.r.l and Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008)††
10.31	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between Apple Inc. f/k/a Apple Computer, Inc. and its worldwide affiliates responsible for the operation of the Online Store (including iTunes S.à.r.l., Apple Pty Limited and iTunes K.K.) (collectively referred to as “iTunes”) and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Digital Musicworks International (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.32	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc. f/k/a Digital Music Group, Inc. (DMGI) f/k/a Psychobaby (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.33	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††

Exhibit Number	Description of Exhibit
10.34	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and Digital Rights Agency/DRA (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
10.35	Tiered Pricing Amendment to Digital Music and/or Download Sales Agreements effective as of June 16, 2009 by and between iTunes and The Orchard Enterprises, Inc., as assignee of Tee Vee Toons Inc., d/b/a TVT Records, by order of the United States Bankruptcy Court for the Southern District of New York, In re: TVT Toons, Inc. d/b/a TVT Records, Debtor, Case No. 08-10562 (ALG), entered on June 26, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009)††
21.1	Schedule of Significant Subsidiaries
24.1	Power of Attorney authorizing certain persons to sign the Annual Report on Form 10-K for the year ended December 31, 2009 on behalf of certain directors and officers of the Registrant (included on the signature page of the Annual Report on Form 10-K filed on March 25, 2010)
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted (or requested) for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the SEC.