Form 10-Q
period 2010-03-31
Orchard Enterprises, Inc.
filed 2010-05-14
CIK 1339729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of May 12, 2010 was 6,378,252.

THE ORCHARD ENTERPRISES, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,142,302	$4,475,470
Accounts receivable – net	10,418,075	10,733,042
Inventory	127,531	112,565
Royalty advances	3,918,046	3,922,835
Prepaid expenses and other current assets	608,216	476,430
Total current assets	21,214,170	19,720,342
Royalty advances, less current portion	1,669,921	1,879,413
Property and equipment – net	2,529,464	2,435,206
Music and audio content – net	4,432,279	4,597,478
Other Intangible Assets – net	761,153	790,417
Goodwill	12,350,378	12,350,378
Other assets	441,253	446,602
Total assets	$43,398,618	$42,219,836
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492,529	$888,300
Accrued royalties	20,707,198	19,644,649
Accrued expenses	1,887,825	1,068,396
Deferred revenue	953,792	968,684
Total current liabilities	24,041,344	22,570,029
Commitments and Contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value – 448,833 shares designated; 448,707 shares issued and outstanding; liquidation preference of $24,992,980 as of March 31, 2010 and December 31, 2009	7,015,276	7,015,276
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,000,000 shares authorized and 448,833 shares designated; 551,167 shares undesignated; no undesignated shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value – 30,000,000 shares authorized; 6,378,252 shares issued and outstanding as of March 31, 2010 and December 31, 2009	63,782	63,782
Additional paid-in capital	56,933,970	56,776,300
Accumulated deficit	(44,587,517)	(44,139,659)
Accumulated other comprehensive loss	(68,237)	(65,892)
Total stockholders’ equity	12,341,998	12,634,531
Total liabilities, redeemable preferred stock, and stockholders’ equity	$43,398,618	$42,219,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues	$17,820,218	$15,327,976
Cost of revenues	13,347,558	11,077,508
Gross profit	4,472,660	4,250,468
Operating expenses	4,904,498	5,682,986
Loss from operations	(431,838)	(1,432,518)
Other income (expense):
Interest income	—	2,939
Interest expense	(20,000)	(12,088)
Other income	3,983	383,715
Total other (expense) income	(16,017)	374,566
Net loss	$(447,855)	$(1,057,952)
Loss per share – basic and diluted	$(0.07)	$(0.17)
Weighted average shares outstanding – basic and diluted	6,248,066	6,093,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ORCHARD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(447,855)	$(1,057,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	367,020	451,627
Bad debt expense	125,001	200,000
Share-based compensation	157,670	199,974
Changes in operating assets and liabilities:
Accounts receivable	189,966	1,189,919
Inventory	(14,966)	7,565
Royalty advances	214,281	97,737
Prepaid expenses and other current assets	(131,786)	4,561
Other assets	5,349	(89,037)
Accounts payable	(395,771)	786,034
Accrued royalties	1,062,549	522,366
Accrued expenses	819,427	(47,711)
Deferred revenue	(14,892)	(258,800)
Net cash provided by operating activities	1,935,993	2,006,283
Cash flows from investing activities:
Purchases of property and equipment	(266,816)	(1,180,978)
Repayment of loan receivable	—	83,333
Net cash used in investing activities	(266,816)	(1,097,645)
Effect of exchange rate changes on cash and cash equivalents	(2,345)	(64,104)
Increase in cash and cash equivalents	1,666,832	844,534
Cash and cash equivalents – Beginning of period	4,475,470	4,521,027
Cash and cash equivalents – End of period	$6,142,302	$5,365,561
Supplemental cash flow information:
Interest paid	$20,000	$7,555

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the Securities and Exchange Commission (“SEC”).

On March 15, 2010, the Company entered into a merger agreement with Dimensional and a wholly owned subsidiary of Dimensional, pursuant to which Dimensional’s subsidiary will be merged with and into the Company, with the Company continuing as the surviving company. Under the terms of the merger agreement, as amended, all of the outstanding shares of the Company’s common stock (other than shares held by Dimensional and its affiliates) would be converted into the right to receive $2.05 per share in cash and a contingent right to receive additional cash under certain circumstances up to six months following the merger. The Company would no longer be a public reporting entity once the merger is finalized. The Company hopes to close the merger by the end of September 2010, subject to the approval of the merger by our stockholders, including by the holders of a majority of our outstanding shares (other than shares held by Dimensional and its affiliates), and the satisfaction or waiver of other customary closing conditions. Costs associated with the potential merger were $0.3 million for the quarter ended March 31, 2010.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and requires significant resources to fund its operations. The Company incurred net losses of $0.4 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. Management believes cash balances on-hand and cash flow generated from operations will be sufficient to fund the Company’s net cash requirements for the next twelve months. In addition, on February 4, 2010, the Company renewed a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, the Company can borrow an amount that does not exceed 80% of its eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The term of the facility is for one year. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

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

The following table summarizes the number of common shares outstanding attributable to potentially dilutive securities outstanding for each of the periods which were excluded in the calculation of diluted loss per share:

	March 31,
	2010	2009
Series A Preferred Stock	1,494,194	1,494,194
Stock options	361,722	561,632
Warrants	91,000	91,000
Non-vested Restricted Stock Awards	125,356	154,048
Total	2,072,272	2,300,874

Convertible Instruments — The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for derivatives and hedging under U.S. GAAP. The accounting standards for derivatives and hedging generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the accounting standards for derivatives and hedging under U.S. GAAP, which also provides an exception to this rule when the host instrument is deemed to be conventional.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with accounting standards for debt under U.S. GAAP. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred stock transaction and the effective conversion price embedded in the note.

Preferred Stock — The Company applies accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value in accordance with the accounting standards. All other issuances of preferred stock are subject to the classification and measurement principles as described in the accounting standards for distinguishing liabilities from equity.

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

Foreign Currency and Hedging

The Company has foreign operations where the functional currency has been determined to be the local currency. The functional currency of the Company’s subsidiary in the United Kingdom has been determined to be the British Pound. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are accumulated in a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations in the determination of net loss. From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations. Realized and unrealized gains and losses on these contracts are included in the consolidated statements of operations. As of March 31, 2010 and December 31, 2009, the Company had no open currency hedge contracts.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board the “FASB”) issued Accounting Standards Update 2010-1, Equity — Accounting for Distributions to Shareholders with Components of Stock and Cash (“Update 2010-1”) which includes updates to Topic 505 Equity and 260 Earnings Per Share of the FASB ASC. Update 2010-1 addresses diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The amendments in Update 2010-1 are effective for interim and annual periods ending on or after December 15, 2009, and are applied on a retrospective basis. The Company adopted Update 2010-1 for the quarter ended December 31, 2009 and the adoption of Update 2010-1 did not have any impact on the Company’s consolidated financial statements as the Company did not declare any dividends to shareholders.

In January 2010, the FASB issued Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“Update 2010-6”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-6 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09,“Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard had no impact on the Company’s consolidated financial position and results of operations.

4. Inventory

Inventory consists of cassettes, CDs, vinyl, finished CDs and component parts totaling $127,531 and $112,565 at March 31, 2010 and December 31, 2009, respectively.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Royalty advances consist of the following:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$5,802,248	$4,872,288
Royalty advances paid to content owners	1,736,664	9,350,903
Less: recoupment of royalty advances	(1,746,728)	(7,584,645)
Less: write-off of royalty advances	(204,217)	(836,298)
Balance, end of period	5,587,967	5,802,248
Current portion of royalty advances	3,918,046	3,922,835
Long-term portion of royalty advances	$1,669,921	$1,879,413

6. Music and Audio Content

Music and audio content consists of the following:

	Weighted Average Remaining Amortization Period (Years)	March 31, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Digital distribution agreements	4.7	$3,909,545	$(1,532,861)	2,376,684	$3,909,545	$(1,434,535)	$2,475,010
Digital rights	7.7	1,938,030	(452,207)	1,485,823	1,938,030	(403,757)	1,534,273
Master recordings	7.7	736,904	(167,132)	569,772	736,904	(148,709)	588,195
Total Music and audio content		$6,584,479	$(2,152,200)	4,432,279	$6,584,479	$(1,987,001)	$4,597,478

Amortization expense was $165,199 and $259,624 for the three months ended March 31, 2010 and 2009, respectively.

In accordance with the accounting standards for intangible assets under U.S. GAAP, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If these assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to Music and Audio content during the three months ended March 31, 2010 or 2009.

The impairment analysis of Music and Audio content is based upon estimates and assumptions relating to the Company’s future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s Music and Audio

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Music and Audio Content  – (continued)

content could result in the need to perform an impairment analysis under the accounting standards for intangible assets in future periods which could result in a significant impairment.

7. Other Intangible Assets

Other Intangible assets consist of the following:

	Weighted Average Remaining Amortization Period (Years)	March 31, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Assumed lease	6.3	$700,000	$(153,125)	$546,875	$700,000	$(131,250)	$568,750
Corporate trade name	7.3	266,000	(51,722)	214,278	266,000	(44,333)	221,667
Total Other Intangible assets		$966,000	$(204,847)	$761,153	$966,000	$(175,583)	$790,417

Amortization expense was $29,264 and $29,264 for the three months ended March 31, 2010 and 2009, respectively.

In accordance with the accounting standards for intangible assets under U.S. GAAP, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to intangible assets during the three months ended March 31, 2010 or 2009.

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

8. Goodwill

In connection with the Company’s 2007 acquisition of DMGI and 2008 acquisition of TVT assets, the Company acquired intangible assets of $33,877,457 which included goodwill in the amount of $26,463,900.

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

A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Goodwill  – (continued)

including existing goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. Upon an indication of impairment from step one, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value to all assets and liabilities other than goodwill and comparing this value to the carrying amount of goodwill.

During 2008 and 2009, the global economy weakened, which, among other factors, has contributed to the Company’s weaker than expected performance and a decline in the Company’s overall market value. The price per share of the Company’s common stock continued to negatively diverge from the broader market in 2009. In addition, the digital media industry growth slowed significantly during 2009 and there has been a continued illiquidity in the overall credit market.

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

Accordingly, based on the analysis performed related to goodwill, the Company recorded an impairment charge of $14,113,522 during the year ended December 31, 2009 related to goodwill, to reduce the carrying value to an amount that is expected to be recoverable. As a result of the continued macroeconomic instability, the Company will continue to monitor its goodwill for possible future impairment. Based upon an updated impairment test performed as of March 31, 2010, no additional impairment was indicated.

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

On February 4, 2010, the Company renewed this facility through February 4, 2011. The Company is required to pay a minimum quarterly interest of $20,000 whether or not there are any outstanding borrowings. As of both March 31, 2010 and 2009, the Company did not have any outstanding borrowings and therefore incurred $20,000 and $12,088 of interest expense for the three months ended March 31, 2010 and 2009, respectively. The Company’s line of credit is collateralized by its accounts receivable and inventory and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets and to the satisfaction of financial covenants (which include meeting quarterly net income/loss projections and monthly cash projections). In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the Bank may

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Secured Revolving Credit Facility  – (continued)

declare that all amounts owing under the credit arrangement are due and payable. Each of the Company’s direct and indirect subsidiaries that is not a borrower with the Company under this revolving credit arrangement has guaranteed the obligations of the Company under that arrangement. The Company was in default under the credit agreement as a result of its failure to comply with the covenant to achieve certain quarterly net income/loss projections in respect of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009. The Company has obtained waivers from the Bank of such defaults in respect of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009. For the quarter ended March 31, 2010, the Company was in compliance with all covenants. In the event that the Company is unable to meet its quarterly income/loss projections for future quarters, the Company will need to obtain additional waivers from the Bank. There can be no assurance that the Bank will grant future waivers to the Company.

10. Redeemable Preferred Stock

Series A Convertible Preferred Stock — The Company has designated 448,833 shares of its preferred stock as Series A Preferred Stock of which 448,707 shares were issued and outstanding as of both March 31, 2010. The Series A Preferred Stock is: (a) the Company’s most senior class or series of securities, (b) convertible into common stock at the option of the holder at any time at a rate of 3 1/3 common shares for each preferred share subject to adjustments for stock splits, combinations and distributions, and (c) redeemable at the option of the board of directors anytime after the fifth anniversary of original issuance date, at the sole discretion of the board, provided that the common shares are trading at $30.00 per share or higher for thirty days in a row and subject to certain other limitations, at a price per share of $55.70 (equivalent to $16.72 per share of common stock at the conversion rate of 3 1/3 to 1) plus unpaid accrued dividends. The Series A Preferred Stock has no set dividend rights, but is entitled to participate in any dividends declared by the Company on its common stock on an as converted basis.

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

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity

Blank Check Preferred — The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 1,000,000 shares of preferred stock of which 448,833 have been designated as the Company’s Series A Preferred Stock and 551,167 preferred shares remain undesignated and authorized for issuance.

Common Stock — The common stock (a) is the Company’s most junior class of stock, (b) has no liquidation preference, (c) has no set dividend rights, and (d) is not convertible. As of March 31, 2010, there are 1,946,916 shares of common stock reserved for issuance upon the exercise of stock options and warrants and the conversion of the Company’s Series A Preferred Stock.

Warrants — The Company has outstanding warrants that entitle the holder to purchase up to a total of 91,000 shares of its common stock at an exercise price of $36.56 per share. These warrants, which were issued in connection with DMGI’s initial public offering in February 2006, are fully vested as of February 2, 2007 and expire on February 2, 2011.

Deferred Stock Awards — From July through November 2007, Orchard NY granted deferred stock awards to its Chief Executive Officer and an executive of an affiliated entity who performed consulting services for Orchard NY. Following their adjustment in connection with the Merger, the awards provide such individuals with the right to receive an aggregate of 1,915 shares of Series A Preferred Stock and 157,683 shares of the Company’s common stock. The deferred stock awards are fully vested and non-forfeitable and are therefore included in the outstanding common stock of the Company as of March 31, 2010 and 2009. The Company did not incur any compensation expense in the first three months of 2010 and in all of 2009 related to the deferred stock awards based upon the fair value of its common stock on the dates of grant as the awards were fully expensed in 2007.

Stock Plan — On June 4, 2008, the stockholders of the Company approved the adoption of the Company’s 2008 Stock Plan (the “Plan”), which amended the Company’s 2005 Stock Plan. The Plan was further amended and approved by the stockholders on June 2, 2009. The amended plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and for the grant of non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants. The Compensation Committee of the Company’s board of directors administers the Plan and has the authority to make awards under the Plan and establish vesting and other terms, but cannot grant stock options at less than the fair value of the Company’s common stock on the date of grant or re-price stock options previously granted. The employee stock options granted under the Plan generally vest ratably over three to four years of service and expire seven to ten years from the date of grant (or ninety days after the termination of employment). Prior to the adoption of the Plan, the 2005 Stock Plan provided for annual stock option grants to non-employee directors pursuant to a formula defined within the plan which established the number and terms of such grants. The Plan, as adopted by the stockholders, does not provide for annual stock option grants to non-employee directors. As of March 31, 2010 and 2009, respectively, there were 514,578 and 763,180 shares of common stock that have been issued or reserved for issuance under the Plan.

As required by the accounting guidance for stock based compensation, the Company measures and recognizes compensation expense for all stock-based payments at fair value.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

The Company uses the Trinomial Lattice Model to estimate the fair value of stock option grants. This method incorporates calculations for expected volatility, risk-free interest rates, employee exercise patterns and post-vesting employee termination behavior and these factors affect the estimate of the fair value of the Company’s stock options. No stock option awards were granted during the three months ended March 31, 2010.

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

A summary of the stock option activity as of March 31, 2010 is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)
Outstanding as of January 1, 2010	462,111	$6.09	7.11
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(100,389)	6.13	—
Outstanding as of March 31, 2010	361,722	$6.08	6.62
Exercisable as of March 31, 2010	215,198	$6.74	6.77

A summary of the status of the non-vested restricted stock granted under the Plan as of March 31, 2010 is as follows:

Restricted Stock Awards	Number of Shares of Restricted Stock	Weighted Average Grant Date Price
Non-vested restricted stock as of January 1, 2010	134,709	$4.73
Granted	—	—
Vested	(9,353)	6.68
Forfeited or expired	—	—
Non-vested restricted stock as of March 31, 2010	125,356	$4.58

The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

As of March 31, 2010, the Company has $416,319 in unrecognized compensation cost related to stock options and restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.94 years. The terms of the merger agreement with Dimensional specify that all unvested restricted share awards will vest immediately prior to the effective time of the merger, at which time the related compensation cost will be recognized in the Company’s statement of operations. The Company recognized compensation expense of $157,670 and $199,974 for the three months ended March 31, 2010 and 2009, respectively, related to the issuance of stock options and restricted stock under the Plan.

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

On January 1, 2010, the shares available under the Plan were increased by 400,000 shares. On the first day of each fiscal year thereafter, the shares available under the Plan will be increased by the lesser of (i) 250,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As of March 31, 2010, a total of 1,108,540 shares remained available for grant under the Plan.

12. Related Party Transactions

The amounts due to and from related parties are billed and paid on a regular basis.

Legal Costs — One firm engaged by the Company to represent our general business interests employs a family member of one of our directors, Daniel Stein. Amounts included in operating expenses in connection with the services performed by this legal firm were $25,896 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Additionally, the Company engaged an employee of eMusic to perform legal services on behalf of the Company in fiscal year 2009. The amounts paid for these services were $8,333 and $25,000 for the three months ended March 31, 2010 and 2009, respectively.

Distribution Services With eMusic — eMusic (an entity controlled by Dimensional) provides digital music distribution services to the Company under a Digital Music Wholesale Agreement effective January 1, 2009. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit the Company’s master recordings digitally and via the internet through September 30, 2010. Under the agreement, the Company has a “most favored nation” clause, which provides that we are entitled to better royalty terms if eMusic allows any other independent record label such better terms. Amounts included in revenues in connection with these services were $612,279 and $1,026,065 for the three months ended March 31, 2010 and 2009, respectively. Amounts included in accounts receivable in connection with these services were $613,753 and $871,671 at March 31, 2010 and December 31, 2009, respectively. In addition, one of the Company’s Directors, Daniel Stein, served as the interim CEO of eMusic since October 2008 and was formally appointed the CEO of eMusic on March 17, 2009.

13. Commitments and Contingencies

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

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision sought compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also sought statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision four hundred dollars. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgment. On April 27, 2010, the

THE ORCHARD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Commitments and Contingencies  – (continued)

Second Circuit Court of Appeals affirmed the lower court’s ruling finding against the Company and affirming damages of four hundred dollars and denying plaintiff’s request for attorney’s fees.

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

On March 25, 2010, a putative class action civil suit was filed in the Delaware Court of Chancery against the Company, the individual directors of the Company, Dimensional Associates, LLC, and Orchard Merger Sub, Inc. (“Merger Sub”), in connection with the proposed merger of Merger Sub with and into the Company pursuant to the terms of the Agreement and Plan of Merger dated as of March 15, 2010, as amended, among the Company, Dimensional and Merger Sub. The complaint asserts, purportedly on behalf of the public stockholders of the Company, other than those affiliated with Dimensional Associates, LLC, claims of breaches of fiduciary duties and other violations of Delaware law against the directors and against Dimensional, as the controlling stockholder of the Company, and Merger Sub, its wholly owned subsidiary. No specific claim is made against the Company, although it is named as a defendant. The complaint seeks equitable relief and does not specify the amount of any damages sought. The Company has engaged Delaware counsel to represent the Company and Bradley Navin, the Chief Executive Officer and a director of the Company. The Special Committee of the board created on October 19, 2009 has engaged separate Delaware counsel to represent the directors who are members of the Special Committee. On May 5, 2010, plaintiff filed an amended complaint and on May 6, 2010, plaintiff filed two motions seeking expedited proceedings and a preliminary injunction with the Delaware Court of Chancery. The court has scheduled a hearing on the motion to expedite proceedings for May 21, 2010. No date has been set for the hearing on the motion for a preliminary injunction. Management believes that plaintiff’s claims are without merit and intends to vigorously defend the Company in this action.

We are involved in legal proceedings from time to time in the ordinary course of our business. To our knowledge, there are no other pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

THE ORCHARD ENTERPRISES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and ability to achieve profitability;
•	Satisfaction of the conditions of the pending merger with Dimensional Associates, LLC, or Dimensional, including the approval of a majority of our stockholders unaffiliated with Dimensional;
•	The costs and expenses associated with the pending merger;
•	Contractual restrictions on the conduct of our business included in the merger agreement, and the potential loss of key personnel, disruption of our sales and operations or any impact on our relationships with third parties as a result of the pending merger;
•	Any delay in consummating the proposed merger with Dimensional or the failure to consummate the transaction;
•	The outcome of, or expenses associated with, any litigation which may arise in connection with the pending merger with Dimensional, including the purported class action suit filed in Delaware Chancery Court;
•	Our ability to capitalize on our business strategy, including shifting our revenue to a more diversified revenue mix, including physical distribution;
•	Our ability to take advantage of opportunities for revenue expansion, including through acquisitions, delivery of video content, organic growth in distribution and revenue growth from higher margin owned and controlled content;
•	Ongoing growth in our industry, particularly gaining market share in the growing digital music and mobile distribution markets, as well as the developing market for digital delivery of video;
•	Our ability to continue to acquire digital rights and market our value-added services to content owners;
•	Complexities involved in the payment and collection of royalties for digital distribution of copyrighted material and risks associated with availability of indemnities to protect us from liability for copyright infringement;
•	Distribution of our music and video content;
•	Evolving digital entertainment services which offer variable or other forms of pricing which may reduce the cost per download per track;

•	Music and video piracy;
•	Rapidly evolving and changing competitive and industry conditions in the digital media industry, including potentially significant additional competition for digital distribution;
•	The impact of general economic recession and other market and economic challenges on our business; and
•	Our ability to maintain the listing of our common stock on The Nasdaq Stock Market.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

Background and Basis of Presentation

On November 13, 2007, The Orchard Enterprises, Inc. (formerly known as Digital Music Group, Inc. or “DMGI”) consummated a business combination with Orchard Enterprises NY, Inc. (formerly known as The Orchard Enterprises Inc., which we refer to as “Orchard NY”) through a merger of a subsidiary of DMGI with and into Orchard NY pursuant to the terms of the Second Amended and Restated Merger Agreement dated October 5, 2007, as amended on November 7, 2007 (the “Merger”). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of Orchard NY was cancelled and the former stockholders of Orchard NY received an aggregate of 2,862,910 shares of our common stock (after giving effect to a one-for-three reverse stock split of our common stock that took effect on November 14, 2007) and 446,918 shares of our Series A convertible preferred stock (the “Series A Preferred Stock”). In addition, DMGI assumed the obligations of Orchard NY under its outstanding deferred common and preferred stock awards and reserved 157,683 shares of our common stock (on a post-split basis) and 1,915 shares of Series A Preferred Stock for issuance pursuant to such awards. In connection with the Merger, Orchard NY became our wholly-owned subsidiary, with the former stockholders of Orchard NY collectively owning shares of our common and preferred stock representing approximately 60% of the voting power of our outstanding capital stock. The Orchard Enterprises, Inc. and its subsidiaries are referred to collectively as “we,” “us,” and the “Company”. For accounting purposes, the Merger was treated as a reverse acquisition with Orchard NY being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of Orchard NY and its consolidated subsidiaries and replace the historical financial results of DMGI as it existed prior to the Merger. The results of operations for DMGI and its pre-Merger consolidated subsidiaries are included in our consolidated financial results beginning on November 13, 2007. The presentation of Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Preferred Stock reflects the historical stockholders’ equity of Orchard NY through November 12, 2007. The effect of the issuance of shares of DMGI common stock and DMGI Series A Preferred Stock in connection with the Merger and the inclusion of DMGI’s outstanding shares of common stock at the time of the Merger on November 13, 2007 is reflected in the year ended December 31, 2007.

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

We are a global leader in digital media services, controlling and distributing more than 2.1 million music and other audio recordings, or tracks, and approximately 5,000 titles of video programming and other materials through hundreds of digital stores (e.g., Amazon, eMusic (which is controlled by our majority stockholder, Dimensional), Hulu, iTunes, Rhapsody, YouTube) and mobile carriers (e.g., Orange, Telefonica, Verizon, 3) worldwide. We generate income for our labels and retailers by making these music and audio recordings and videos available for purchase at online stores and through innovative marketing and promotional campaigns, film, advertising, gaming and television licensing and other related services.

Significant Customers

Since inception through March 31, 2010, our revenue has been derived primarily from the distribution of digital music content. Three customers, iTunes, Amazon and eMusic, account for a significant portion of our total revenue and related accounts receivable. For the three months ended March 31, 2010 and 2009, iTunes represented 60% and 63% of total revenues, Amazon represented 6% and 4% of total revenues, and eMusic represented 3% and 7% of total revenues, respectively. Accounts receivable from iTunes were 25% and 26% of total accounts receivable at March 31, 2010 and December 31, 2009, respectively. Accounts receivable from Amazon were 8% and 5% of total accounts receivable at March 31, 2010 and December 31, 2009, respectively. Accounts receivable from eMusic were 5% and 8% of total accounts receivable at March 31, 2010 and December 31, 2009, respectively.

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

Combined revenue from digital downloads and subscription fees comprised approximately 80% and 84% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. Approximately 8% and 8% of our total revenues for the three months ended March 31, 2010 and 2009, respectively, was derived from mobile services. Approximately 7% and 4% of our total revenues for the three months ended March 31, 2010 and 2009, respectively, was derived from physical distributions.

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

While we are typically not responsible for any third party royalties (such as artists and publishers) in our agreements with content owners, for music content that we own and for content distributed under most of our long-term distribution agreements, we are typically responsible for some or all third-party royalties (such as artists and publishers), the cost of which is included in cost of revenues. Artist royalty obligations for music and audio recordings have historically been between 0% and 15% of the revenue attributable to a specific track or album. The publishing statutory mechanical rate for music and audio recordings and ringtones in the United States were 9.1¢ and 24.0¢, respectively, for both 2010 and 2009.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q. There have been no changes in our critical accounting policies since December 31, 2009.

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

For those arrangements where revenues are reasonably estimable, we recognize revenue based on estimates of amounts earned during the applicable period and adjust for differences between the estimated and actual amounts in the following period. Historically, these adjustments have not been material. For those arrangements where revenue is not reasonably estimable, we recognize revenue upon receipt of statements from the applicable customer.

In accordance with industry practice and as is customary in many territories, certain physical products (such as CDs and cassettes) are sold to customers with the right to return unsold items. We recognize net distribution revenues from such physical sales when reported to us by the retail distributor for the products that are shipped based on gross sales typically less a provision for future estimated returns determined by distributor based on historical trends. We record the costs associated with shipping physical products as cost of revenues. Shipping and handling charges billed to customers are included in revenues. The physical products are the property of the recording labels and artists. Revenues from physical sales were $1.2 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

We recognize reimbursements received from our customers for encoding our music content in the appropriate digital format for use by the customer under the proportional performance method as revenue in the period that the encoded content is delivered to the customer. We record cash received in advance of providing the service as deferred revenue.

Because we receive payment at approximately the same time as we receive the detailed revenue reports, our accounts receivable generally consist of approximately one month’s revenue for digital entertainment services that report on a monthly basis and one quarter’s revenue for digital entertainment services that report on a quarterly basis. In making estimates regarding the collectability of our accounts receivable, our management considers the credit profile of our retailers, current economic trends, contractual terms and conditions, historic payment experience and known or expected events that may impact the retailer’s ability to pay its obligations. Losses for bad debt were approximately $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, and we may incur additional losses in the future. We maintained a bad debt allowance of $1.3 million at March 31, 2010 and $1.1 million at December 31, 2009.

Recoverability of Royalty Advances

We pay advance royalties to certain record labels and artists. In accordance with music industry accounting standards, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the content owner or its distributor are capitalized as assets. The decision to capitalize an advance to a content owner or its distributor as an asset requires significant judgment as to the recoverability of these advances. We assess the recoverability of these assets upon initial commitment of the advance based upon our forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, we evaluate the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that is believed not to be recoverable is charged to royalty expense. All advances are assessed for recoverability periodically and, at minimum, on a quarterly basis.

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

We measure and record uncertain tax positions in accordance with income tax accounting standards, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. Accounting for uncertainties in income tax positions under the income tax accounting standards involves significant judgments by management. At March 31, 2010 and 2009 we have not recorded any liabilities that would be required under the income tax accounting standards as management does not believe it has any material uncertain tax positions.

We file our income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions. One of our subsidiaries is also subject to income taxes in a jurisdiction outside the U.S., which individually is not material to the accompanying consolidated financial statements. Generally, we are no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2006.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-1, Equity — Accounting for Distributions to Shareholders with Components of Stock and Cash (“Update 2010-1”) which includes updates to Topic 505 Equity and 260 Earnings Per Share of the FASB ASC. Update 2010-1 addresses diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The amendments in Update 2010-1 are effective for interim and annual periods ending on or after December 15, 2009, and are applied on a retrospective basis. We adopted Update 2010-1 for the quarter ended December 31, 2009 and the adoption of Update 2010-1 did not have any impact on our consolidated financial statements as we did not declare any dividends to shareholders.

In January 2010, the FASB issued Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“Update 2010-6”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-6 did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09,“Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard had no impact on our consolidated financial position or results of operations.

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

Results of Operations

The following tables set forth items in our condensed consolidated statements of operations in dollars and as a percentage of revenue, as well as certain additional revenue and operating data for the periods indicated.

	For the Three Months Ended March 31,
	2010		2009
	Amount	Percentage of Total	Amount	Percentage of Total
Statement of Operations Data:
Revenues	$17,820,218	100.0%	$15,327,976	100.0%
Cost of revenues	13,347,558	74.9%	11,077,508	72.3%
Gross profit	4,472,660	25.1%	4,250,468	27.7%
Operating expenses	4,904,498	27.5%	5,682,986	37.0%
Other (expense) income	(16,017)	(0.1)%	374,566	2.4%
Net loss	$(447,855)	(2.5)%	$(1,057,952)	(6.9)%

	For the Three Months Ended March 31,
	2010		2009
	Amount	Percentage of Total	Amount	Percentage of Total
Key Revenue and Operating Data:
Revenue by source:
Downloads	$12,342,617	69.3%	$11,166,866	72.8%
Subscriptions(1)	2,022,488	11.3%	1,710,525	11.2%
Mobile services	1,391,241	7.8%	1,237,426	8.1%
Physical	1,161,207	6.5%	622,964	4.1%
Other	902,665	5.1%	590,195	3.8%
Total	$17,820,218	100%	$15,327,976	100.0%
Average number of music recordings available for downloading during the period	1,960,068		1,387,000
Number of music recordings available for downloading at the end of the period	2,134,000		1,432,000
Number of paid downloads during the period	17,454,000		16,352,000

(1)	Includes subscription download and streaming services on the Internet, including revenues from eMusic (which is controlled by our majority shareholder, Dimensional) of $612,279 and $1,026,065 for the three months ended March 31, 2010 and 2009, respectively.

Comparison of Three Months Ended March 31, 2010 to March 31, 2009

Revenues.  Revenues increased to approximately $17.8 million for the three months ended March 31, 2010 from approximately $15.3 million for the three months ended March 31, 2009. Revenues from digital distribution (including permanent downloads and subscription services) increased to approximately

$14.4 million for the three months ended March 31, 2010 from approximately $12.9 million for the three months ended March 31, 2009, primarily as a result of the increase in paid downloads. The increase in paid downloads resulted primarily from a significant increase in the average number of available tracks. The company added 0.7 million tracks, representing an increase of 49%. The increase in paid downloads is also in part due to a more efficient global distribution process, which resulted in part from our proprietary V.E.C.T.O.R.TM system, and in part from our strong relationship with retail stores among others. Revenue from mobile increased to approximately $1.4 million for the three months ended March 31, 2010 from approximately $1.2 million for the three months ended March 31, 2009. The primary driver of the increase was the continued expansion and penetration of our global mobile distribution network. Revenue from physical distribution increased to approximately $1.2 million for the three months ended March 31, 2010 from approximately $0.6 million for the three months ended March 31, 2009. The primary driver of the increase was the continued expansion of our distributed label business. Other revenue was approximately $0.9 million for the three months ended March 31, 2010 compared to $0.6 million in the three months ended March 31, 2009. Increases from licensing and music services (including placement of master recordings for use in film, television, and commercials) was the primary source of the increase.

Cost of Revenues.  Our cost of revenues increased to approximately $13.3 million for the three months ended March 31, 2010 from approximately $11.1 million for the three months ended March 31, 2009. Royalty expense from digital distribution (including permanent downloads and subscription services) and mobile services paid to artists, labels and other content owners and other costs increased to approximately $12.1 million for the three months ended March 31, 2010 from approximately $10.6 million for the three months ended March 31, 2009. The increase is primarily related to the increase in overall revenues. Included in royalty expense was $0.2 million of royalty advance impairment for the three months ended March 31, 2010. We did not incur such impairment in the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, our royalties paid to artists, labels and other content owners from digital distribution (including permanent downloads and subscription services) and mobile services and other costs amounted to approximately 68% and 69% of total revenues, respectively. Physical distribution costs increased to $1.0 million for the three months ended March 31, 2010 from approximately $0.3 million for the three months ended March 31, 2009 primarily due to the expansion our distributed label business. Other costs of revenues increased to approximately $0.3 million for the three months ended March 31, 2010 as compared to approximately $0.1 million for the three months ended March 31, 2009. Gross profit margin decreased to 25.1% of revenues for the three months ended March 31, 2010 from 27.7% of revenues for the three months ended March 31, 2009, due primarily to the expansion of the low margin distributed label physical business, compared to the prior period. Higher margin owned content represented 54% of physical revenue for the three months ended March 31, 2009, compared to only 8% in the corresponding 2010 period.

Operating Expenses.  The following table sets forth the individual components of our operating expenses for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010		2009
	Amount	Percentage of Total	Amount	Percentage of Total
Personnel-related expenses	$2,134,721	43.5%	$2,355,407	41.5%
Professional and consulting fees	1,450,739	29.6%	1,341,806	23.6%
Office expenses	689,618	14.1%	843,702	14.9%
Travel expenses	126,035	2.6%	262,001	4.6%
Marketing	119,969	2.4%	280,791	4.9%
Other operating expenses	383,416	7.8%	599,279	10.5%
	$4,904,498	100%	$5,682,986	100.0%

Operating expenses decreased $0.8 million to $4.9 million for the three months ended March 31, 2010 compared to $5.7 million for the three months ended March 31, 2009.

Personnel-related expenses were approximately $2.1 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. The decrease of $0.3 million was primarily due to a reduction in personnel and increased time working on capitalizable IT projects.

Professional and consulting fees were approximately $1.5 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $0.2 million was primarily due to an increase in legal fees related to the pending merger transaction with Dimensional.

Office expenses were approximately $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. Office expenses decreased approximately $0.1 million primarily due to a reduction in moving and storage costs as a result of our head office relocation during the first quarter of 2009.

Travel expenses were approximately $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Travel expenses decreased approximately $0.2 million primarily due to the lower number of employees attending international conferences and our overall cost savings initiatives.

Marketing expenses were approximately $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Marketing expenses decreased approximately $0.2 million primarily due to lower costs from arising from lower attendance at major conferences in the three months ended March 31, 2010.

Other operating expenses were approximately $0.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease of approximately $0.2 million is primarily due to a reduction in bad debt expense, taxes and foreign transaction costs.

Other Income.  We had an insignificant amount of other income for the three months ended March 31, 2010 and $0.4 million of other income for the three months ended March 31, 2009. In 2009, we recognized $0.4 million of other income related to the sale of content acquired as part of the TVT asset purchase agreement.

Liquidity and Capital Resources

We have incurred net losses of approximately $0.4 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had approximately $6.1 million in cash and cash equivalents. Management believes that we have sufficient resources from cash balances on-hand and cash flow to be generated from operations to fund our net cash commitments and requirements over the next 12 months. In addition, on February 5, 2009, we entered into a secured revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula. Under the terms of the agreement, we can borrow an amount that does not exceed 80% of our eligible accounts up to a maximum of $3 million, secured by accounts receivable and inventory. The facility was originally scheduled to expire after one year. On February 4, 2010, we renewed this facility through February 4, 2011. As of March 31, 2010, the Company was in compliance with all covenants under the amended credit facility. Should additional resources be required, management may seek to raise funds through additional financing or the issuance of debt or equity securities.

Cash Flows for the Three Months ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net cash provided by operations for the three months ended March 31, 2010 was approximately $1.9 million. The reconciliation of net loss of approximately $0.4 million to net cash provided by operations for the three months ended March 31, 2010 included non-cash charges for depreciation and amortization of approximately $0.4 million, bad debt expense of approximately $0.1 million and share-based compensation of approximately $0.1 million. These net non-cash charges were supplemented by a reduction of $1.7 million in various operating net assets, including a reduction in net accounts receivable of $0.2 million and a reduction in royalty advances of $0.2 million, and increases of $1.1 million and $0.8 million in accrued royalties and accrued expenses, respectively, partially offset by a decrease of $0.4 million in accounts payable and increases to prepaid expenses and inventory and a decrease in deferred revenue, which had a combined $0.2 million impact.

Our investing activities resulted in a net cash outflow of approximately $0.3 million for the three months ended March 31, 2010 as a result of investments in property and equipment.

There was no cash provided from financing activities for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, we had cash and cash equivalents of approximately $6.1 million and a working capital deficit of approximately $2.8 million, compared to cash and cash equivalents of approximately $4.5 million and a working capital deficit of approximately $2.8 million at December 31, 2009.

Description of Indebtedness

Convertible Shares and Debt Instruments

At March 31, 2010, we had 448,707 shares of our Series A convertible Preferred Stock outstanding. Our Series A convertible Preferred Stock is not entitled to any dividend or any interest. Each share is convertible into 3 1/3 shares of our common stock at any time at the sole discretion of the preferred shareholders. The shares are redeemable for $55.70 per share (equivalent to $16.72 per common share at the conversion rate of 3 1/3 to 1) at the sole discretion of our board of directors after November 13, 2012 and only if our common stock is trading above $30.00 per share for more than thirty days consecutively.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

Dimensional is our controlling stockholder owning approximately 53% of our voting common stock on a fully diluted basis as of March 31, 2010.

For a description of our pending merger with Dimensional, see “Background and Basis of Presentation”. From time to time, we have amounts due to and receivables from companies under common ownership with Dimensional. These amounts are billed and paid on a regular basis in the ordinary course of our business.

Our relationships with these related parties include the following:

Legal Costs — One firm engaged by us to represent our general business interests employs a family member of one of our directors, Daniel Stein. Amounts included in operating expenses in connection with the services performed by this legal firm were $25,896 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Additionally, we engaged an employee of eMusic to perform legal services on our behalf. The amounts paid for these services were $8,333 and $25,000 for the three months ended March 31, 2010 and 2009, respectively.

Distribution Services With eMusic — eMusic (an entity controlled by Dimensional) provides digital music distribution services to the Company under a Digital Music Wholesale Agreement, effective January 1, 2009. The agreement grants eMusic worldwide rights, on a non-exclusive basis, to exploit our master recordings digitally and via the internet through September 30, 2010. Under the agreement, we have a “most favored nation” clause, which provides that we are entitled to better royalty terms if eMusic allows any other independent record label such better terms. Amounts included in revenues in connection with these services were $612,279 and $1,026,065 for the three months ended March 31, 2010 and 2009, respectively. Amounts included in accounts receivable in connection with these services were $613,753 and $871,671 at March 31, 2010 and December 31, 2009, respectively. In addition, one of our directors, Daniel Stein, served as the interim CEO of eMusic since October 2008 and was formally appointed the CEO of eMusic on March 17, 2009.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business.

On April 16, 2007, Gloryvision, Ltd. brought an action against Media Right Productions, Inc., one of the Company’s labels, the Company and others in the U.S. District Court for the Southern District of New York alleging, among other things, breach of contract and copyright infringement relating to two CDs provided to the Company by Media Right in 2000. Gloryvision sought compensatory damages in the amount of $1 million, punitive damages in the amount of $1 million, interest, attorneys’ fees, costs and injunctive relief. The plaintiffs also sought statutory damages in the amount of $20,000 for each unintentional copyright infringement and $100,000 for each intentional copyright infringement. Pursuant to the license agreement between Media Right and the Company, Media Right is obligated to indemnify the Company for damages, including legal fees, incurred by the Company for any claims regarding content provided to and distributed by the Company thereunder. On April 15, 2009, the court ruled in Gloryvision’s favor. Pursuant to the court’s finding, the Company was obligated to pay Gloryvision four hundred dollars. On June 17, 2009, Gloryvision filed a notice of appeal, which they subsequently amended on July 24, 2009, appealing the court’s May 18, 2009 order denying Gloryvision’s request to alter the April 15, 2009 final judgment. On April 27, 2010, the Second Circuit Court of Appeals affirmed the lower court’s ruling finding against the Company and affirming damages of four hundred dollars and denying plaintiff’s request for attorney’s fees.

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

On March 25, 2010, a putative class action civil suit was filed in the Delaware Court of Chancery against the Company, the individual directors of the Company, Dimensional Associates, LLC, and Orchard Merger Sub, Inc. (“Merger Sub”), in connection with the proposed merger of Merger Sub with and into the Company pursuant to the terms of the Agreement and Plan of Merger dated as of March 15, 2010, as amended, among the Company, Dimensional and Merger Sub. The complaint asserts, purportedly on behalf of the public stockholders of the Company, other than those affiliated with Dimensional Associates, LLC, claims of breaches of fiduciary duties and other violations of Delaware law against the directors and against Dimensional, as the controlling stockholder of the Company, and Merger Sub, its wholly owned subsidiary. No specific claim is made against the Company, although it is named as a defendant. The complaint seeks equitable relief and does not specify the amount of any damages sought. The Company has engaged Delaware counsel to represent the Company and Bradley Navin, the Chief Executive Officer and a director of the Company. The Special Committee of the board created on October 19, 2009 has engaged separate Delaware counsel to represent the directors who are members of the Special Committee. On May 5, 2010, plaintiff filed an amended complaint and on May 6, 2010, plaintiff filled two motions seeking expedited proceedings and a preliminary injunction with the Delaware Court of Chancery. The court has scheduled a hearing on the motion to expedite proceedings for May 21, 2010. No date has been set for the hearing on the motion for a preliminary injunction. Management believes that plaintiff’s claims are without merit and intends to vigorously defend the Company in this action.

To our knowledge, other than the foregoing, there are no other currently pending or threatened legal proceedings that could have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC, except for the following:

We are subject to litigation related to the proposed merger with Dimensional.

A purported class action civil suit was filed in the Delaware Court of Chancery against us and our board of directors, Dimensional and Dimensional’s wholly owned subsidiary purporting to assert claims on behalf of the company’s stockholders relating to the proposed merger with a wholly owned subsidiary of Dimensional. No specific claim is made against the Company, although it is named as a defendant in the civil suit.

If the plaintiffs ultimately prevail in this lawsuit or any other lawsuits that may be filed in connection with the proposed merger, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits, as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed merger.

Any conclusion of this lawsuit in a manner adverse to us could have a material adverse effect on our business, results of operation, financial condition and cash flows. In addition, the cost to us of defending this lawsuit, even if resolved in our favor, could be substantial. The lawsuit could also result in a diversion of management and employee attention and resources, all of which could materially and adversely affect our business and results of operations.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of March 15, 2010 by and among the Company, Dimensional Associates, LLC and Orchard Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2010).
2.2	Amendment No. 1 dated as of March 16, 2010 to Agreement and Plan of Merger dated as of March 15, 2010 by and among the Company, Dimensional Associates, LLC and Orchard Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2010).
2.3	Amendment No. 2 dated as of April 14, 2010 to Agreement and Plan of Merger dated as of March 15, 2010 by and among the Company, Dimensional Associates, LLC and Orchard Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010).
10.1	Summary description of the Company’s 2010 Cash Bonus Plan for Management.*†
10.2	Amendment to Loan and Security Agreement entered into as of February 4, 2010 between Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula and the Company, Digital Rights Agency, Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).
10.3	Letter Agreement between the Company and Bradley Navin dated February 18, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2010).†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ORCHARD ENTERPRISES, INC.
Date: May 14, 2010	/s/ Brad Navin Brad Navin Chief Executive Officer
Date: May 14, 2010	/s/ Nathan Fong Nathan Fong Chief Financial Officer

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of March 15, 2010 by and among the Company, Dimensional Associates, LLC and Orchard Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2010).
2.2	Amendment No. 1 dated as of March 16, 2010 to Agreement and Plan of Merger dated as of March 15, 2010 by and among the Company, Dimensional Associates, LLC and Orchard Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2010).
2.3	Amendment No. 2 dated as of April 14, 2010 to Agreement and Plan of Merger dated as of March 15, 2010 by and among the Company, Dimensional Associates, LLC and Orchard Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010).
10.1	Summary description of the Company’s 2010 Cash Bonus Plan for Management.*†
10.2	Amendment to Loan and Security Agreement entered into as of February 4, 2010 between Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula and the Company, Digital Rights Agency, Inc. and Orchard Enterprises NY, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).
10.3	Letter Agreement between the Company and Bradley Navin dated February 18, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2010).†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan